Form 10QSB
period 1995-11-30
SDC INTERNATIONAL INC \DE\
filed 1996-06-04
CIK 1005841

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[xx]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              November 30, 1995

                                   or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number:          0-27520

                         SDC International, Inc.
         (Exact name of registrant as specified in its charter)

           Delaware                                    75-2583767
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

2065 Montgomery Street, Fort Worth, Texas                       76107
(Address of principal executive offices)                     (Zip Code)

                             (817) 738-8636
          (Registrant's telephone number, including area code)


          (Former name, former address and former fiscal year,
                      if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes [xx]  No [  ]

       APPLICABLE ONLY TO CORPORATE ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                        Yes [  ]  No [  ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 1,874,740 shares outstanding as of November 30, 1995.

                         SDC INTERNATIONAL, INC.
                                  INDEX


PART 1 - FINANCIAL INFORMATION:

  ITEM 1 - FINANCIAL STATEMENTS

     Balance Sheets (Unaudited) November 30, 1995
      and August 31, 1995                                         F-1

     Statements of Operations (Unaudited) for the
      three months ended November 30, 1995 and 1994               F-2

     Statement of Stockholders' Equity (Unaudited) for
      the three months ended November 30, 1995                    F-3

     Statements of Cash Flows (Unaudited) for the
      three months ended November 30, 1995 and 1994               F-4

     Notes to Financial Statements                            F-5 - F-10

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                  F-11 - F-12

PART II - OTHER INFORMATION                                      F-13

                         SDC INTERNATIONAL, INC.
                            BALANCE SHEETS


                                                       (Unaudited)
                                                      November 30,    August 31,
                                                          1995        1995
                                 ASSETS
Current assets:
  Cash                                               $     24,919    $    49,677
  Accounts receivable                                         -          537,280
  Inventory                                                12,043            -
  Prepaid expense                                           6,400          6,400
  Notes receivables - stockholder and related parties      61,007         77,000
  Due from related party                                   12,500         12,500
      Total current assets                                116,869        682,857

  Machinery and equipment, net                          4,396,428      4,469,064
  Exclusive agency rights, net                            198,422         51,650
  Other assets                                            185,230         34,184

Total assets                                         $  4,896,949    $ 5,237,755


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - related party                   $      4,725    $   376,900
  Accrued expenses                                         74,088         51,549
  Due to stockholder                                       36,196         36,196
      Total current liabilities                           115,009        464,645

Commitments and contingencies (Note 5)                        -              -

Stockholders' equity:
  Common stock $.001 par value, authorized
  10,000,000 shares, issued and outstanding
  1,874,740 and 1,752,700 shares respectively               1,875          1,753
  Additional paid-in capital                            5,351,486      5,117,676
  Accumulated deficit                                    (571,421)      (346,319)
      Total stockholders' equity                        4,781,940      4,773,110

Total liabilities and stockholders' equity           $  4,896,949    $ 5,237,755

                  See accompanying notes to financial statements.

                              SDC INTERNATIONAL, INC.
                             STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                    (UNAUDITED)


                                                            1995          1994
Sales                                                   $    12,089   $       -

Cost of goods sold                                            4,725           -

Gross profit                                                  7,364           -

Expenses:
  Selling, general and administrative expenses              234,901         3,228
  Total expenses                                            234,901         3,228

Loss from operations before other income and provision
 for income taxes                                          (227,537)       (3,228)

Other income:
  Interest income                                             2,435           -

Loss before provision for income taxes                     (225,102)       (3,228)

Provision for income taxes                                      -             -

Net loss                                                $  (225,102)  $    (3,228)

Primary loss per share:
  Loss from operations before other income & provision
   for income taxes                                     $      (.12)  $       Nil
  Provision for income taxes                            $       -     $       -
  Net loss                                              $      (.12)  $       Nil

Weighted average number of shares outstanding             1,848,222     1,400,000


                  See accompanying notes to financial statements

                          SDC INTERNATIONAL, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
                                (UNAUDITED)

                                                                        Additional                         Total
                                              Common Stock                paid-in      Accumulated      Stockholders'
                                        Shares          Amount            capital      Deficit             Equity
Balances at September 1, 1995           1,752,700       $1,753          $5,117,676     $(346,319)       $4,773,110

Issuance of common stock in connection
 with private placement memorandum, net
 of offering costs of $71,168             122,040          122             233,810            -            233,932

Net loss for the three months ended
 November 30, 1995                             -            -                   -        (225,102)        (225,102)

Balances, November 30, 1995             1,874,740       $1,875          $5,351,486      $(571,421)      $4,781,940


              See accompanying notes to financial statements.

                              SDC INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                    (UNAUDITED)


                                                            1995          1994
Cash flows from operating activities:
  Net loss                                              $  (225,102)  $    (3,228)
 Adjustments to reconcile net loss to net
   cash used for operating activities:
  Amortization and depreciation                              78,765         3,228
  Common stock issued as consideration for services                           -
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                         537,280           -
    Increase in inventory                                   (12,043)          -
    (Decrease) in accounts payable - related party         (372,175)          -
    Increase in accrued expenses                             22,539           -
      Net cash provided by operating activities              29,264           -

Cash flows from investing activities:
  Purchase agency rights                                   (150,000)          -
  Repayment of loans from related parties                    15,993           -
  Purchase of machinery and equipment                        (1,947)          -
  Acquisition of customer list                             (150,000)          -
  Other assets acquired                                      (2,000)          -
      Net cash (used for) investing activities             (287,954)          -

Cash flows from financing activities:
  Proceeds from private placement memorandum                305,100           -
  Costs associated with private placement memorandum        (71,168)          -
      Net cash provided by financing activities             233,932           -

Net (decrease) increase in cash                             (24,758)          -

Cash at beginning of period                                  49,677           -
Cash at end of period                                   $    24,919           -

Supplemental disclosure of non-cash investing activities:

  Issuance of 51,650 shares of common stock for
  consideration of exclusive agency rights              $       -     $    64,563

  Issuance of 448,350 shares of common stock in
   connection with contribution of machinery
   and equipment                                         $     -      $ 4,469,064


                  See accompanying notes to financial statements.

                                 SDC INTERNATIONAL, INC.
                             NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
                                       (UNAUDITED)

NOTE 1 -   GENERAL

           SDC International, Inc. ("the Company") was incorporated in the state of Delaware on June 30, 1994 for the purpose of developing and marketing an exclusive license acquired from Skoda Diesel a.s. ("Skoda") to sell a broad range of Skoda's products which are primarily comprised of piston combustion diesel engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power.

           In September 1994, the Company issued 1,400,000 shares of its common stock to its three founding shareholders. Of the total 1,400,000 shares issued, 500,000 and 400,000 shares were issued to Worth Capital Group Holding ("Worth"), Double Seal Ring Company ("Double"), respectively, as founding shareholders, and 448,350 shares were issued to Skoda as consideration for the contribution of machinery and equipment. Also in September 1994, 51,650 shares were issued to Skoda in connection with the purchase of the exclusive agency rights. The machinery and equipment is located in the Czech Republic. Skoda, one of the founding shareholders of the Company was formed in Czechoslovakia in the year 1899 and manufactures heavy equipment and diesel engines.

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended is not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at August 31, 1995, included in the Company's Form 10-SB, filed with the Securities and Exchange Commission.

NOTE 2 -   NOTES RECEIVABLE - STOCKHOLDER AND RELATED PARTIES

           From February 1995 to August 1995, the Company has made various loans to a stockholder and to entities whereby such stockholder is an Officer/Director with the following terms:

           i)   Secured demand note of $40,000 to an entity dated
                February 1995, bearing interest at 10% per annum.
                The note is secured by 60,000 shares of the debtor's
                common stock and is due on or before February 8,
                1996.  The balance includes $3,235 of accrued
                interest.                                            $  25,642

           ii)  Unsecured demand note of $24,000 to an entity dated
                April 1995.  The note bears interest at 10% per
                annum and is due on February 28, 1996.  The balance
                includes $1,365 of accrued interest.                    25,365

           iii) Unsecured demand note of $10,000 to a stockholder.
                The note is non-interest bearing and is due on
                demand.                                                 10,000
                                                                     $  61,007

                                 SDC INTERNATIONAL, INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
                                      (UNAUDITED)

NOTE 3 -   EXCLUSIVE AGENCY RIGHTS, NET

           On April 21, 1994, one of the founding shareholders executed an exclusive agency representation letter agreement as agent of the Company with Skoda pursuant to which the Company was appointed as Skoda's exclusive sales agent in North, South and Central America with the exception of the country of Peru. In connection with this agreement, the Company is obligated to furnish Skoda with all inquiries from potential purchasers and may not execute any contracts or other agreements on Skoda's behalf without its written consent. Skoda must provide the Company with all information and materials normally associated with the sales effort, including catalogues, product literature and descriptions, price lists and the technical expertise and consultation of its staff, if necessary.

           In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the fifth year (April, 1999) after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of it's common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such exclusive agency rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. For the three months ended November 30, 1995, the Company has recorded amortization expense of $3,228.

           During October 1995 the Company purchased the exclusive rights to market and sell Skoda products into the countries of China and South Korea based upon the following terms:

           South Korea

           i. During the year 1996, sales to South Korea must be in the amount of at least $2,400,000.
           ii. During the year 1997, sales to South Korea must be in the amount of at least $3,600,000.
           iii. Each year thereafter, sales to South Korea must be in the amount of at least $5,000,000.

           The Company paid Skoda a one-time fee of $50,000 for the acquisition of such exclusive rights.

                                 SDC INTERNATIONAL, INC.
                             NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
                                       (UNAUDITED)

NOTE 3 -   EXCLUSIVE AGENCY RIGHTS, NET (Cont'd)

           China

           i. During the year 1996, sales to China must be in the amount of at least US $3,000,000.
           ii. During the year 1997, sales to China must be in the amount of at least US $4,500,000.
           iii. During the year 1998, sales to China must be in the amount of at least US $6,000,000.

           The Company paid Skoda a one-time fee of $100,000 for the acquisition of such exclusive rights.

NOTE 4 -   STOCKHOLDERS' EQUITY

       a)  Issuance of common stock for services

           In conjunction with services provided to the Company, 180,000 shares of common stock were issued to various parties during July 1995 as consideration for consulting services rendered. At the time of issuance, the stock was being privately offered at $2.50 per share pursuant to the Company's private placement memorandum. Such shares have been recorded at an assigned value equal to fifty percent (50%) of the private offering of $2.50 per share.

           In connection with recording the above transactions, the Company recorded a consulting expense in the amount of $225,000 and additional paid-in capital has been increased by $224,820 which represents the excess of the fair market value of the related stock issued over par.

       b)  Issuance of common stock for contribution of machinery and equipment

           During September 1994, pursuant to the founding stockholder's agreement, Skoda simultaneously contributed machinery and equipment with an appraised value of $4,469,064 in exchange for 448,350 shares of the Company's common stock. As a result, the Company increased additional paid-in capital by $4,468,616 which represents the excess of the assigned value of the machinery and equipment over the par value of the common stock.

       c)  Issuance of common stock for exclusive agency rights

           During September 1994, the Company issued 51,650 shares of its $.001 par value common stock to one of its founding shareholders, Skoda, as consideration for the Company obtaining the rights to act as an exclusive sales agent in North, South and Central America except for Peru. Such shares have been assigned a value of 50% (fifty percent) of the private offering share price of $2.50 per share.
           Accordingly, the Company has valued such rights at $64,563 (51,650
           x $1.25) which will be amortized on a monthly basis over five (5) years. The Company has recorded amortization expense of $3,228 for the three months ended November 30, 1995.

                                 SDC INTERNATIONAL, INC.
                             NOTES TO FINANCIAL STATEMENTS
                        FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
                                        (UNAUDITED)

NOTE 4 -   STOCKHOLDERS' EQUITY (Cont'd)

       d)  Confidential private placement memorandum

           On June 1, 1995, the Company commenced and privately offered on a best efforts basis 400,000 shares of its $.001 par value common stock at $2.50 per share before deducting discounts and commissions and non-accountable expenses aggregating up to 13% of the gross offering price which is payable by the Company to members of the National Association of Securities Dealers, Inc. ("NASD"), financial advisors, purchaser representatives, and individuals legally entitled to receive such commissions. Such offering of securities was for a period of sixty (60) days unless extended by the Company for additional thirty (30) day extensions. As of August 31, 1995 the Company sold 172,700 shares resulting in gross proceeds of $431,750 before expenses of $71,848 which includes discounts and commissions, non-accountable expenses and other direct costs associated with the offering. The Company has elected to extend this offering.

           For the three months ended November 30, 1995, the Company sold an additional 122,040 shares of its $.001 par value common stock resulting in net proceeds of $233,932 after deducting offering costs of $71,168 which comprised of discount and commissions, non accountable expenses and other direct costs associated with the offer.

           In addition to above, the Company has authorized the issuance of 40,000 common stock purchase warrants to be sold to NASD members who may offer and sell the Company's shares. Each warrant will entitle the register holder to purchase one (1) share of common stock at $3.00 per share subject to adjustment for a period of three (3) years beginning April 1, 1996. As of November 30, 1995 no warrants have been issued.

NOTE 5 -   COMMITMENTS AND CONTINGENCIES

      a)   Lease agreement

           The Company leases its administrative office pursuant to signed lease agreement commencing July 1, 1995 and expiring on June 30, 1997. Such leases require monthly payments of $3,500. Prior to July 1, 1995 the Company maintained its administrative office on a month to month basis, free of charge at the office of Worth. Worth is an entity which the President of the Company is also a 50% shareholder.

                Years ended August 31,

                1996                             $31,500
                1997                              35,000
                                                 $66,500

           Included in general and administrative expenses is rent expense which amounted to $10,500 for the three months ended November 30, 1995.

                                 SDC INTERNATIONAL, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED NOVEMBER 30, 1995
                                       (UNAUDITED)

NOTE 6 -   RELATED PARTY TRANSACTIONS

       a)  Accounts payable

           At November 30, 1995, the Company had accounts payable totalling $4,725 which was due to Skoda, one of its founding stockholder.

       b)  Notes receivables - Stockholder and related parties

           From February 1995 to August 1995, the Company made loans at various terms (See Note 2 for additional information). At
           November 30, 1995 the notes amounted to $61,007, inclusive of accrued interest, to a shareholder and to entities which such shareholder is also an officer. Said shareholder is not an officer or director of the Company.

       c)  Due from related party

           During April and May 1995, the Company advanced a total of $12,500 to an entity which a stockholder of the Company is also an officer. Said shareholder is not an officer or director of the Company. Such loan is non interest bearing and it is due on demand. As of November 30, 1995, such advances have not been repaid.

       d)  Acquisition of machinery and equipment

           During September 1994, pursuant to the Company's founding shareholder's agreement, Skoda contributed machinery and equipment with an appraised value of $4,469,064 in exchange for 448,350 shares of the Company's common stock.

       e)  Acquisition of exclusive agency rights

           On April 21, 1994, the Company executed an exclusive agency agreement with one of its founding shareholders, Skoda, pursuant to which the Company obtained the right to act as Skoda's exclusive sales agent in North, South and Central America with the exception of the country of Peru. In consideration for the purchase of these rights, the Company issued 51,650 shares of it's common stock to Skoda.

           During October 1995 the Company executed another exclusive agency agreement with Skoda pursuant to which the Company obtained the rights to act as Skoda's agent in China and Korea. In consideration for the purchase of these rights, the Company paid Skoda $150,000. (See Note 3 for additional information).

      f)   Accrued expenses

           Included in accrued expenses at November 30, 1995 is $29,750 of management services which is owed to an affiliate of the Company's President and Secretary and $23,338 which represents the balance due an affiliate for the purchase of it's customers list.

                                 SDC INTERNATIONAL, INC.
                             NOTES TO FINANCIAL STATEMENTS
                       FOR THREE MONTHS ENDED NOVEMBER 30, 1995
                                   (UNAUDITED)

NOTE 6 -   RELATED PARTY TRANSACTIONS (Cont'd)

      g)   Due to stockholder

           Pursuant to the founding shareholder agreement entered on April 21, 1994, Double has agreed to advance funds to the Company for working capital not to exceed $50,000. As of November 30, 1995 the Company borrowed $36,196, which is non-interest bearing and due on demand.

      h)   Management fees

           For the three months ended November 30, 1995 the Company recorded $15,000 and $3,000, respectively, for management fees and travel allowance to Worth, a founding stockholder. The Company's President and Secretary is a 50% shareholder of Worth.

NOTE 7 -   SUBSEQUENT EVENT

      a)   Acquisition of assets

           Pursuant to a purchase agreement dated December 2, 1995 between the Company and Worth, the Company acquired certain assets comprising of supplier lists, customer lists, accounts, records, and sample inventories necessary for the operations of Worth's Product Trading Division.

           As for consideration for such assets, the Company has agreed to pay $150,000 and issue 150,000 shares of its $.001 par value common stock. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such assets at a total of $337,500 comprising of $150,000 in cash and $187,500 of common stock. As of November 30, 1995, the Company has paid $126,662 of a total of $150,000 to Worth. Such amount is included in other assets.

       b)  Non-competition agreement

           On December 15, 1995, the Company entered into a non-competition agreement with Worth. Pursuant to such agreement, Worth shall not engage in any business in competition with the business carried on by the Company for a period of three years. As compensation for its agreement not to compete, Worth shall be paid a fee of $10 in addition to other consideration payable under the purchase agreement as discussed above.

      c)   Management agreement

           On December 15, 1995 the Company and Worth entered into a management agreement with an individual for a period of three years. Pursuant to such agreement, the individual shall devote such time, attention and efforts to management services as may be reasonably required by the Company and Worth. The Company and Worth will pay such individual an amount equal to twenty-five percent (25%) of the gross profit from sales made by the Company. Such payments are payable monthly after the collection of receivables from said sales.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the three month period ended November 30, 1995, the Company had limited revenues of approximately $12,089. The Company remained in its developmental stage and continued its Regulation D Rule 504 Offering. Market research continued and lists of potential distributors for the Company's products were compiled and studied by management. Updated industry reports from various United States Embassies were received and reviewed. Marketing brochures were prepared and printed and technical workshops and meetings were held at the factory of Skoda Diesel in Prague, Czech Republic. The Board of Directors studied proposals and opportunities for multilateral product trading and established a product trading division for the purpose of engaging in trade of industrial and consumer products between Eastern Europe, United States and South America. Samples of the Company's products were sent to several locations. The Company entered into an exclusive agency agreement with Skoda Diesel for the sale of its products within China and South Korea. Consideration for this agency rights acquisition was $150,000.

     Costs of goods sold for the three month period ended November 30, 1995 was approximately 39% of sales. Management believes that Costs of Goods Sold in the future will be a substantially higher percentage because the limited revenue of this period was from product lines for resale which had a very high gross margin but which will comprise only approximately 20% of the future revenues of the Company.

     Operating expenses for the period ended November 30, 1995 were approximately $234,901. Management expects expenses to decrease once the Company completes its developmental stage and begins the sale of products, thereby eliminating many one-time expenses related to the research and establishment of its markets. Operating expenses categories which exceeded $5,000 for the period were: Amortization & Depreciation
     $78,765; Freight for sample/products $26,639; Office rent $11,052; Consulting $20,745; Legal & Accounting $26,487; Compensation & Salary $18,000; Travel & lodging $20,358; Outside marketing services $8,904;
     and Telephone & Facsimile $5,890.

     Because the Company had not commenced operations during the quarter ending 11-30-94, there are no quarterly comparisons.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for the Company's investing activities for the three month period ended November 30, 1995 was approximately $287,954. Management is evaluating its current and projected cash needs compared to its continuing financing activities to determine if such financing activities will be sufficient to meet such needs. If the Company continues according to its present plans, the Company will be required to obtain additional financing or equity capital. There is no assurance that such financing or equity capital will be available.

     Positive cash flows from the Company's operating activities was due to the fact that the Company was able to collect their receivables timely. It is not anticipated to continue until the Company has established its distributors within its sales territories, has received and shipped orders, and has collected payment for such orders. The Company acknowledges that there can be no assurance that it will be able to obtain capital or financing until the time of such payment is received or that such capital or financing will be available. In the event the Company is unable to provide needed revenues to finance its ongoing operations or if the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

     LIQUIDITY AND CAPITAL RESOURCES (Cont'd.)

     Net cash provided by financing activities for the three months ended November 30, 1995 was approximately $233,932. This increase in net cash was attributable to the issuance of common stock. The Company collected approximately $17,500 on its Notes Receivable from stockholders (non officer or director) during the period ended November 30, 1995, and the Company expects to continue the orderly liquidation of its Notes Receivable.

     The Company's products are sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability.

                           PART II - OTHER INFORMATION


ITEM 1 - Legal Proceedings:

     None

ITEM 2 - Changes in Securities:
     None

ITEM 3 - Defaults Upon Senior Securities:

     None

ITEM 4 - Submission of Matters to a Vote of Security Holders:

     None

ITEM 5 - Other Information:

     None

ITEM 6 - Exhibits and Reports on Form 8-K:

     None

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SDC INTERNATIONAL, INC.
                                            (Registrant)


Dated:  May 22, 1996                        By:/S/Ronald A. Adams
                                               Ronald A. Adams, President
                                               & principal financial officer