Form 10QSB
period 1996-02-29
SDC INTERNATIONAL INC \DE\
filed 1996-06-04
CIK 1005841

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

[xx]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              February 29, 1996

                                   or

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 2,130,440 shares outstanding as of February 29, 1996.

                         SDC INTERNATIONAL, INC.
                                  INDEX


PART 1 - FINANCIAL INFORMATION:

  ITEM 1 - FINANCIAL STATEMENTS

     Balance Sheets (Unaudited) February 29, 1996
      and August 31, 1995                                         F-1

     Statements of Operations (Unaudited) for the three months ended February 29, 1996 and February 28, 1995 F-2

     Statements of Operations (Unaudited) for the
      six months ended February 29, 1996 and February 28, 1995    F-3

     Statement of Stockholders' Equity (Unaudited) for
      the six months ended February 29, 1996                      F-4

     Statements of Cash Flows (Unaudited) for the
      six months ended February 29, 1996 and February 28, 1995    F-5

     Notes to Financial Statements                            F-6 - F-12

  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                  F-13 - F-14

PART II - OTHER INFORMATION                                      F-15

                        SDC INTERNATIONAL, INC.
                            BALANCE SHEETS

                                                       (Unaudited)
                                                      February 29,    August 31,
                                                          1996        1995
                                 ASSETS
Current assets:
  Cash                                               $     62,398    $    49,677
  Accounts receivable                                         -          537,280
  Inventory                                                35,068            -
  Prepaid expense                                             -            6,400
  Notes receivables - stockholder and related parties      61,232         77,000
  Due from related party                                   12,500         12,500
      Total current assets                                171,198        682,857

  Machinery and equipment, net                          4,321,846      4,469,064
  Exclusive agency rights, net                            187,694         51,650
  Customer list, net                                      309,375            -
  Other assets                                             36,675         34,184

      Total assets                                   $  5,026,788    $ 5,237,755


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable - related party                   $      4,725    $   376,900
  Accrued expenses                                         57,310         51,549
  Due to stockholder                                          -           36,196
      Total current liabilities                            62,035        464,645

Commitments and contingencies (Note 5)                        -              -

Stockholders' equity:
  Common stock $.001 par value,
   authorized 10,000,000 shares,
   issued and outstanding 2,130,440
   and 1,752,700 shares, respectively                       2,130          1,753
  Additional paid-in capital                            5,730,203      5,117,676
  Accumulated deficit                                    (767,580)      (346,319)
      Total stockholders' equity                        4,964,753      4,773,110

Total liabilities and stockholders' equity           $  5,026,788    $ 5,237,755

                  See accompanying notes to financial statements.

                              SDC INTERNATIONAL, INC.
                             STATEMENTS OF OPERATIONS
                            FOR THE THREE MONTHS ENDED
                                    (UNAUDITED)

                                                        February 29,  February 28,
                                                            1996          1995
Sales                                                   $       -     $       -

Cost of goods sold                                              -             -

Gross profit                                                    -             -

Expenses:
  Selling, general and administrative expenses              196,384         3,228
  Total expenses                                            196,384         3,228

Loss from operations before other income and provision
 for income taxes                                          (196,384)       (3,228)

Other income:
  Interest income                                               225           -

Loss before provision for income taxes                     (196,159)       (3,228)

Provision for income taxes                                      -             -

Net loss                                                $  (196,159)  $    (3,228)

Primary loss per share:
  Loss from operations before other income & provision
   for income taxes                                     $      (.10)  $       Nil
  Provision for income taxes                            $       -     $       -
  Net loss                                              $      (.10)  $       Nil

Weighted average number of shares outstanding             1,956,769     1,400,000

                         See accompanying notes to financial statements

                              SDC INTERNATIONAL, INC.

                             STATEMENTS OF OPERATIONS
                             FOR THE SIX MONTHS ENDED
                                    (UNAUDITED)

                                                        February 29,  February 28,
                                                            1996          1995
Sales                                                   $    12,089   $       -

Cost of goods sold                                            4,725           -

Gross profit                                                  7,364           -

Expenses:
  Selling, general and administrative expenses              431,285         6,456
  Total expenses                                            431,285         6,456

Loss from operations before other income and provision
 for income taxes                                          (423,921)       (6,456)

Other income:
  Interest income                                             2,660           -

Loss before provision for income taxes                     (421,261)       (6,456)

Provision for income taxes                                      -             -

Net loss                                                $  (421,261)  $    (6,456)

Primary loss per share:
  Loss from operations before other income & provision
   for income taxes                                     $      (.22)  $       Nil
  Provision for income taxes                            $       -     $       -
  Net loss                                              $      (.22)  $       Nil

Weighted average number of shares outstanding             1,956,769     1,400,000

                  See accompanying notes to financial statements

                            SDC INTERNATIONAL, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED FEBRUARY 29, 1996
                                (UNAUDITED)


                                                                           Additional                                 Total
                                                Common Stock                paid-in            Accumulated         Stockholders'
                                           Shares          Amount           capital             Deficit               Equity
Balances at September 1, 1995           1,752,700          $1,753          $5,117,676          $(346,319)          $4,773,110

Issuance of common stock with private
 placement memorandum net of offering
 cost $143,946                            227,740             227             425,177                 -               425,404

Issuance of common stock in connection
 with acquisition of customer list        150,000             150             187,350                 -               187,500

Net loss for the six months ended
 February 29, 1996                             -               -                   -            (421,261)            (421,261)

Balances at February 29, 1996           2,130,440          $2,130          $5,730,203          $(767,580)          $4,964,753


              See accompanying notes to financial statements.

                              SDC INTERNATIONAL, INC.
                             STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTHS ENDED
                                    (UNAUDITED)

                                                        February 29,  February 28,
                                                            1996          1995
Cash flows from operating activities:
  Net loss                                              $  (421,261)  $    (6,456)
 Adjustments to reconcile net loss to net
  cash used for operating activities:
  Amortization and depreciation                             193,155         6,456
  Changes in operating assets and liabilities:
    Decrease in accounts receivable                         537,280           -
    (Increase) in inventory                                 (35,068)          -
    Decrease in prepaid expenses                              6,400           -
    (Decrease) in accounts payable - related party         (372,175)          -
    Increase in accrued expenses                              5,761           -
      Net cash (used for) operating activities              (85,908)          -

Cash flows from investing activities:
  Acquisition of agency rights                             (150,000)          -
  Repayment of loans from related parties                    15,768           -
  Acquisition of customer list                             (150,000)          -
  Purchase of machinery and equipment                        (1,946)          -
  Other assets acquired                                      (4,401)          -
      Net cash (used for) investing activities             (290,579)          -

Cash flows from financing activities:
  Proceeds from private placement memorandum                569,350           -
  Costs associated with private placement memorandum       (143,946)          -
  Repayment of loans from stockholder                       (36,196)          -
      Net cash provided by financing activities             389,208           -

Net increase in cash                                         12,721           -

Cash at beginning of period                                  49,677           -
Cash at end of period                                   $    62,398           -

Supplemental disclosure of non-cash
 investing activities:

  Issuance of 51,650 shares of common stock for
   consideration of exclusive agency rights             $       -     $    64,563

  Issuance of 448,350 shares of common stock in
   connection with contribution of machinery
   and equipment                                        $       -     $ 4,469,064

  Issuance of 150,000 shares of common stock for
   acquisition of customer list                         $   187,500   $       -


                  See accompanying notes to financial statements.

                                 SDC INTERNATIONAL, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

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

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at August 31, 1995, included in the Company's Form 10-SB, filed with the Securities and Exchange Commission.

NOTE 2 -   NOTES RECEIVABLE - STOCKHOLDER AND RELATED PARTIES

           From February 1995 to August 1995, the Company has made various loans to a stockholder and to entities whereby such stockholder is an Officer/Director with the following terms:

           i)     Secured demand note of $40,000 to an entity
                  dated February 1995, bearing interest at 10%
                  per annum.  The note is secured by 60,000
                  shares of the debtor's common stock and is
                  due on or before February 8, 1996.  The
                  balance includes $3,407 of accrued interest
                  and as of February 29, 1996 the note was in
                  default.                                           $  25,814

           ii)    Unsecured demand note of $24,000 to an entity
                  dated April 1995.  The note bears interest at
                  10% per annum and is due on February 28, 1996.
                  The balance includes $1,418 of accrued interest
                  and as of February 29, 1996 the note was in
                  default.                                              25,418

           iii)   Unsecured demand note of $10,000 to a stockholder.
                  The note is non-interest bearing and is due on
                  demand.                                               10,000
                                                                     $  61,232

                                 SDC INTERNATIONAL, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

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

           In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the fifth year (April, 1999) after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of it's common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such exclusive agency rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. For the three and six months ended February 29, 1996, the Company has recorded amortization expense of $3,228 and $6,456, respectively.

           In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea based upon the following term:

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

                                 SDC INTERNATIONAL, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

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

           The newly acquired agency rights from China and Korea will be amortized on a monthly basis over (5) five years. For the six months ended February 29, 1996 the Company has recorded $7,500 in amortization expense.

NOTE 4 -   STOCKHOLDERS' EQUITY

       a)  Issuance of common stock for services

           In conjunction with services provided to the Company, 180,000 shares of common stock were issued to various parties, during July 1995 as consideration for consulting services rendered. At the time of issuance, the stock was being privately offered at $2.50 per share pursuant to the Company's private placement memorandum. Such shares have been recorded at an assigned value equal to fifty percent
           (50%) of the private offering of $2.50 per share.

           In connection with recording the above transactions, additional paid-in capital has been increased by $224,820 which represents the excess of the fair market value of the related stock issued over par.

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

                                 SDC INTERNATIONAL, INC
                              NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

NOTE 4 -   STOCKHOLDERS' EQUITY (Cont'd)

       c)  Issuance of common stock for exclusive agency rights

           During September 1994, the Company issued 51,650 shares of its $.001 par value common stock to one of its founding shareholders, Skoda, as consideration for the Company obtaining the rights to act as an exclusive sales agent in North, South and Central America except for Peru. Such shares have been assigned a value of 50% (fifty percent) of the private offering share price of $2.50 per share. Accordingly, the Company has valued such rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. The Company has recorded amortization expense of $3,228 for the three months ended February 29, 1996.

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

           In addition to above, the Company has authorized the issuance of 40,000 common stock purchase warrants to be sold to NASD members who may offer and sell the Company's shares. Each warrant will entitle the register holder to purchase one (1) share of common stock at $3.00 per share subject to adjustment for a period of three (3) years beginning April 1, 1996. As of February 29, 1996 no warrants have been issued.

           For the six months ended February 29, 1996 the Company sold 227,740 shares of its $.001 par value common stock resulting in net proceeds of $425,404 after deducting offering costs of $143,946 which includes discounts and commissions, non-accountable expenses and other direct costs associated with the offering.

                                 SDC INTERNATIONAL, INC.
                             NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

NOTE 4 -   STOCKHOLDERS' EQUITY (Cont'd)

      e)   Issuance of common stock for acquisition of assets

           Pursuant to a purchase agreement dated December 2, 1995 between the Company and Worth, the Company acquired certain assets comprising of supplier lists, customer lists, accounts, records, and sample inventories necessary for the operations of Worth's Product Trading Division.

           As for consideration for such assets, the Company paid $150,000 and issued 150,000 shares of its $.001 par value common stock. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such assets at a total of $337,500 comprising of $150,000 in cash and $187,500 of common stock. Management has elected to amortize such assets over the life of the non-competition agreement of three years. (See Note 6j for additional information). Accordingly, for the three months ended February 29, 1996 the Company has recorded amortization expense amounting to $28,125.

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

                Years ended August 31,

                1996                             $21,000
                1997                              35,000
                                                 $56,000

           Included in general and administrative expenses is rent expense which amounted to $10,500 and $21,000 for the three and six months ended February 29, 1996, respectively.

      b)   Management agreement

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

                                 SDC INTERNATIONAL, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

NOTE 6 -   RELATED PARTY TRANSACTION

       a)  Accounts payable

           At February 29, 1996, the Company had accounts payable totalling $4,725 which was due to Skoda, one of its founding stockholder.

       b)  Notes receivables - Stockholder and related parties

           From February 1995 to August 1995, the Company made loans at various terms (See Note 2 for additional information). As of February 29, 1996 the balance amounted to $61,232, inclusive of accrued interest, to a shareholder and to entities which such shareholder is also an officer. Said shareholder is not an officer or director of the Company.

       c)  Due from related party

           During April and May 1995, the Company advanced a total of $12,500 to an entity which a stockholder of the Company is also an officer. Said shareholder is not an officer or director of the Company. Such loan is non interest bearing and it is due on demand. As of February 29, 1996, such advances have not been repaid.

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

      f)   Accrued expenses

           Included in accrued expenses at February 29, 1996 is $22,306 of management services which are owed to an affiliate of the Company's President and Secretary and $23,338 which represents the balance due an affiliate for the purchase of it's customer list.

                                 SDC INTERNATIONAL, INC.
                              NOTES TO FINANCIAL STATEMENTS
                       FOR THE THREE MONTHS ENDED FEBRUARY 29, 1996

NOTE 6 -   RELATED PARTY TRANSACTION (Cont'd)

      g)   Due to stockholder

           Pursuant to the founding shareholder agreement entered on April 21, 1994, Double had agreed to advance funds to the Company for working capital not to exceed $50,000. As of February 29, 1996 the Company has repaid in full the $36,096 previously advanced for working capital.

      h)   Management fees

           For the three months ended February 29, 1996 the Company recorded $15,000 and $3,000, respectively, for management fees and travel allowance to Worth, a founding stockholder. For the six months ended February 29, 1996 the Company recorded $30,000 and $6,000 for management fees and travel allowance to Worth. The Company's President and Secretary is a 50% shareholder of Worth.

      i)   Acquisition of assets

           Pursuant to a purchase agreement dated December 2, 1995 between the Company and Worth, the Company acquired certain assets comprising of supplier lists, customer lists, accounts, records, and sample inventories necessary for the operations of Worth's Product Trading Division.

      j)   Non-competition agreement

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          For the three month period ended February 29, 1996, the Company had no revenues. For the six month period ended February 29, 1996, the Company had revenues of approximately $12,089. The Company remained in its developmental stage and continued its Regulation D Rule 504 capital offering. Market research continued and three distributors for the Company's products were appointed. Management conducted marketing and sales meetings for the distributors in Brazil, Colombia and Ecuador. The Board of Directors concluded its review of present opportunities for multilateral product trading and completed the acquisition of the Product Trading Division of Worth Capital Group for the purpose of engaging in trade of industrial and consumer products between Eastern Europe, United States and South America. During its previous fiscal year, the product trading division of Worth Capital Group had sales of approximately 1.4 million dollars, all to Eastern Europe. The consideration for the acquisition of the customer lists, supplier lists, a management agreement with sales personnel in Eastern Europe, and a non-compete agreement was $150,000 and 150,000 shares of the Company's common stock. Through this asset acquisition, the Company became the sole distributor of Leslie's Swimming Pool Equipment in Bulgaria and Greece, and has since shipped other products into Eastern Europe. The Company continues to work with potential suppliers, and plans, also, to act as a purchasing agent for Skoda Diesel components and materials needed for the production of Skoda Diesel products.

          Costs of goods sold for the six month period ended February 29,1996 was approximately 39% of sales. Management believes that Costs of Goods Sold in the future will be a substantially higher percentage because the limited revenue of this period was from product lines for resale which had a very high gross margin but which will comprise approximately 20% of the future revenues of the Company.

          Operating expenses for the three month period ended February 29, 1996 were approximately $196,384, and operating expenses for the six month period ended February 29, 1996 were approximately $431,285.
          Operating expenses in the quarter ended February 29, 1996 decreased by approximately 17% compared to operating expenses for the quarter ended November 30, 1995. Operating expenses in the quarter ended February 29, 1996, without including amortization and depreciation, decreased approximately 47% compared to the same operating expenses during the previous quarter ended November 30, 1995. Management expects operating expenses (non-depreciation and non-amortization) to continue to decrease once the Company completes its developmental stage and begins the sale of products, thereby eliminating many one-time expenses related to the research and establishment of markets. Operating expense categories which exceeded $5,000 for the three month period ending February 29, 1996 were: Amortization & Depreciation $114,390; Freight $5,792; Office rent $11,695; Compensation & Salary $18,000; Travel & lodging $20,500; and Telephone & Facsimile $6,188. During the same six months period ending February 28, 1995, there were no revenues and expenses were $6,456.

           LIQUIDITY AND CAPITAL RESOURCES

           Net cash used for the Company's investing activities for the six month period ended February 29, 1996 was approximately $290,579. Management is evaluating its current and projected cash needs compared to its continuing financing activities to determine if such financing activities will be sufficient to meet such needs. If the Company continues according to its present plans, the Company will be required will to obtain additional financing or equity capital. There is no assurance that such financing activities or equity capital will be available.

           LIQUIDITY AND CAPITAL RESOURCES (Con't.)

           Negative cash flows from the Company's operating activities are anticipated to continue until the Company has established its distributors within its sales territories, has received and shipped orders, and has collected payment for such orders.
           The Company acknowledges that there can be no assurance that it will be able to obtain capital or financing until the time of such payment is received or that such capital or financing will be available. In the event the Company is unable to provide needed revenues to finance its ongoing operations or if the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

           Net cash provided by financing activities for the six month period ended February 29, 1996 was approximately $389,208. This increase in net cash was attributable to the issuance of common stock. The Company collected approximately $17,500 on its Notes Receivable from stockholders (non officer or director) during the six month period ended February 29, 1996, and the Company expects to continue the orderly liquidation of its Notes Receivable.

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

                                             SDC INTERNATIONAL, INC.
                                             (Registrant)


Date:   May 22, 1996                         By:/S/Ronald A. Adams
                                                Ronald A. Adams, President
                                                & principal financial officer