Form 10QSB
period 1996-05-31
SDC INTERNATIONAL INC \DE\
filed 1996-07-23
CIK 1005841

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-QSB

[xx]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   May 31, 1996

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

                                                              Yes [  ]  No [  ]

                           APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 2,175,400 shares outstanding as of May 31, 1996.

                                 SDC INTERNATIONAL, INC.
                                        INDEX


PART 1 - FINANCIAL INFORMATION:

    ITEM 1 - FINANCIAL STATEMENTS

          Balance Sheets (Unaudited) May 31, 1996
           and August 31, 1995                                  F-1

          Statements of Operations (Unaudited) for the
           three months ended May 31, 1996 and 1995             F-2

          Statements of Operations (Unaudited) for the
           nine months ended May 31, 1996 and 1995              F-3

          Statement of Stockholders' Equity (Unaudited) for
           the nine months ended May 31, 1996                   F-4

          Statements of Cash Flows (Unaudited) for the
           nine months ended May 31, 1996 and 1995              F-5

          Notes to Financial Statements                         F-6 - F-12

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS          F-13 - F-14

PART II - OTHER INFORMATION                                     F-15

                                   SDC INTERNATIONAL, INC.
                                        BALANCE SHEETS


                                                                           (Unaudited)
                                                                             May 31,                    August 31,
                                                                             1996                          1995
                                              ASSETS
Current assets:
    Cash                                                                   $               34,136       $               49,677
    Accounts receivable                                                                       -                        537,280
    Inventory                                                                              39,409                          -
    Prepaid expense                                                                           -                          6,400
    Notes receivables - stockholder and related parties                                    62,392                       77,000
    Due from related party                                                                 12,500                       12,500
           Total current assets                                                           148,437                      682,857

    Machinery and equipment, net                                                        4,247,264                    4,469,064
    Exclusive agency rights, net                                                          176,966                       51,650
    Customer list, net                                                                    281,250                          -
    Other assets                                                                           35,720                       34,184

           Total assets                                                    $            4,889,637       $            5,237,755


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable - related party                                       $                4,725       $              376,900
    Accrued expenses                                                                       42,691                       51,549
    Due to stockholder                                                                        -                         36,196
           Total current liabilities                                                       47,416                      464,645

Commitments and contingencies (Note 5)                                                        -                            -

Stockholders' equity:
    Common stock $.001 par value, authorized 10,000,000 shares,
     issued and outstanding 2,175,400 and 1,752,700 shares, respectively                    2,175                        1,753
    Additional paid-in capital                                                          5,811,458                    5,117,676
    Accumulated deficit                                                                  (971,412)                    (346,319)
           Total stockholders' equity                                                   4,842,221                    4,773,110

Total liabilities and stockholders' equity                                 $            4,889,637       $            5,237,755


                      See accompanying notes to financial statements.

                                    SDC INTERNATIONAL, INC.
                                   STATEMENTS OF OPERATIONS
                               FOR THE THREE MONTHS ENDED MAY 31,
                                          (UNAUDITED)

                                                                1996                       1995
Sales                                                           $              33,367       $                 -

Cost of goods sold                                                             28,350                         -

Gross profit                                                                    5,017                         -

Selling, general and administrative expenses                                  210,009                     109,281

Loss from operations before other income and provision
for income taxes                                                             (204,992)                   (109,281)

Other income:
    Interest income                                                             1,160                         -

Loss before provision for income taxes                                       (203,832)                   (109,281)

Provision for income taxes                                                        -                           -

Net loss                                                        $            (203,832)      $            (109,281)

Primary loss per share:
    Loss from operations before other income and provision
     for income taxes                                           $                (.10)      $                (.08)
    Provision for income taxes                                  $                 -         $                 -
    Net loss                                                    $                (.10)      $                (.08)

Weighted average number of shares outstanding                               2,019,769                   1,410,120


                           See accompanying notes to financial statements

                                        SDC INTERNATIONAL, INC.
                                        STATEMENTS OF OPERATIONS
                                    FOR THE NINE MONTHS ENDED MAY 31,
                                              (UNAUDITED)

                                                                1996                        1995

Sales                                                           $              45,456       $                 -

Cost of goods sold                                                             33,075                         -

Gross profit                                                                   12,381                         -


Selling, general and administrative expenses                                  641,294                     115,737


Loss from operations before other income and provision
 for income taxes                                                            (628,913)                   (115,737)

Other income:
    Interest income                                                             3,820                         -

Loss before provision for income taxes                                       (625,093)                   (115,737)

Provision for income taxes                                                        -                           -

Net loss                                                        $            (625,093)      $            (115,737)

Primary loss per share:
    Loss from operations before other income and provision
     for income taxes                                           $                (.31)      $                (.08)
    Provision for income taxes                                  $                 -         $                 -
    Net loss                                                    $                (.31)      $                (.08)

Weighted average number of shares outstanding                               2,019,769                   1,410,120


                        See accompanying notes to financial statements

                                        SDC INTERNATIONAL, INC.
                                  STATEMENT OF STOCKHOLDERS' EQUITY
                                FOR THE NINE MONTHS ENDED MAY 31, 1996
                                              (UNAUDITED)

                                                                             Additional                             Total
                                                      Common Stock           paid-in           Accumulated      Stockholders'
                                                 Shares           Amount     capital             Deficit           Equity
Balances at September 1, 1995                  1,752,700    $       1,753    $    5,117,676    $     (346,319)    $    4,773,110

Issuance of common stock with private
 placement memorandum net of offering
 cost $175,046                                   272,700              272           506,432               -              506,704

Issuance of common stock in connection
 with acquisition of customer list               150,000              150           187,350               -              187,500

Net loss for the nine months ended
 May 31, 1996                                         -                -                 -            (625,093)          (625,093)

Balances at May 31, 1996                       2,175,400    $       2,175    $    5,811,458    $     (971,412)    $    4,842,221


                           See accompanying notes to financial statements.

                                           SDC INTERNATIONAL, INC.
                                          STATEMENTS OF CASH FLOWS
                                      FOR THE NINE MONTHS ENDED MAY 31,
                                                 (UNAUDITED)


                                                                         1996                        1995
Cash flows from operating activities:
    Net loss                                                             $            (625,093)      $            (115,737)
 Adjustments to reconcile net loss to net
     cash used for operating activities:
    Amortization and depreciation                                                      307,545                      11,594
    Changes in operating assets and liabilities:
        Decrease in accounts receivable                                                537,280                         -
        (Increase) in inventory                                                        (39,409)                        -
        Decrease in prepaid expenses                                                     6,400                         -
        (Decrease) in accounts payable - related party                                (372,175)                        -
        (Decrease) increase in accrued expenses                                         (8,858)                     34,280
           Net cash (used for) operating activities                                   (194,310)                    (69,863)

Cash flows from investing activities:
    Advances to related parties                                                            -                       (12,500)
    Acquisition of exclusive agency rights                                            (150,000)                        -
    Loans to related parties                                                               -                       (34,850)
    Repayment of loans from related parties                                             14,608                         -
    Acquisition of customer list                                                      (150,000)                        -
    Purchase of machinery and equipment                                                 (1,946)                        -
    Other assets acquired                                                               (4,401)                    (37,107)
           Net cash (used for) investing activities                                   (291,739)                    (84,457)

Cash flows from financing activities:
    Loan from related party                                                                -                         7,100
    Proceeds from private placement memorandum                                         681,750                     225,900
    Costs associated with private placement memorandum                                (175,046)                    (60,174)
    Repayment of loans from stockholder                                                (36,196)                        -
           Net cash provided by financing activities                                   470,508                     172,826

Net decrease in cash                                                                   (15,541)                     18,506

Cash at beginning of period                                                             49,677                         -
Cash at end of period                                                    $              34,136       $              18,506

Supplemental disclosure of non-cash investing activities:

    Issuance of 51,650 shares of common stock for consideration
     of exclusive agency rights                                          $                 -         $              64,563

    Issuance of 448,350 shares of common stock in
     connection with contribution of machinery and equipment             $                 -         $           4,469,064

    Issuance of 150,000 shares of common stock for
     acquisition of customer list                                        $             187,500       $                 -



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

          The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three and nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at August 31, 1995, included in the Company's Form 10-SB, filed with the Securities and Exchange Commission.

NOTE 2 -  NOTES RECEIVABLE - STOCKHOLDER AND RELATED PARTIES

          From February 1995 to August 1995, the Company has made various loans to a stockholder and to entities whereby such stockholder is an Officer/Director with the following terms:

          i)   Secured demand note of $40,000 to an entity dated
               February 1995, bearing interest at 10% per annum.
               The note is secured by 60,000 shares of the debtor's
               common stock and is due on or before February 8, 1996.
               The balance includes $3,967 of accrued interest and
               as of February 29, 1996 the note was in default.       $  26,374

          ii)  Unsecured demand note of $24,000 to an entity dated
               April 1995.  The note bears interest at 10% per annum
               and is due on February 28, 1996.  The balance includes
               $2,018 of accrued interest and as of February 29, 1996
               the note was in default.                                  26,018

          iii) Unsecured demand note of $10,000 to a stockholder.  The
               note is non-interest bearing and is due on demand.        10,000
                                                                      $  62,392

          As of May 31, 1996, no allowance has been established for such notes since all notes are considered fully collectible.

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

          In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the fifth year (April, 1999) after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of it's common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such exclusive agency rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. For the three and nine months ended May 31, 1996, the Company has recorded amortization expense of $3,228 and $9,684, respectively.

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

          ii. During the year 1997, sales to China must be in the amount of at least US $ 4,500,000.

          iii. During the year 1998, sales to China must be in the amount of at least US $6,000,000.

          The Company paid Skoda a one-time fee of $100,000 for the acquisition of such exclusive rights.

          The newly acquired agency rights from China and Korea will be amortized on a monthly basis over (5) five years. For the nine months ended May 31, 1996 the Company has recorded $15,000 in amortization expense.

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

          c)     Issuance of common stock for exclusive agency rights

                 During September 1994, the Company issued 51,650 shares of its $.001 par value common stock to one of its founding shareholders, Skoda, as consideration for the Company obtaining the rights to act as an exclusive sales agent in North, South and Central America except for Peru. Such shares have been assigned a value of 50% (fifty percent) of the private offering share price of $2.50 per share. Accordingly, the Company has valued such rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. The Company has recorded amortization expense of $3,228 for the three months ended May 31, 1996.

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

                 In addition to above, the Company has authorized the issuance of 40,000 common stock purchase warrants to be sold to NASD members who may offer and sell the Company's shares. Each warrant will entitle the register holder to purchase one (1) share of common stock at $3.00 per share subject to adjustment for a period of three (3) years beginning April 1, 1996. As of May 31, 1996 no warrants have been issued.

                 For the nine months ended May 31, 1996 the Company sold 272,700 shares of its $.001 par value common stock resulting in net proceeds of $506,704 after deducting offering costs of $175,046 which includes discounts and commissions, non-accountable expenses and other direct costs associated with the offering.

         e)      Issuance of common stock for acquisition of assets

                 Pursuant to a purchase agreement dated December 2, 1995 between the Company and Worth, the Company acquired certain assets comprising of supplier lists, customer lists, accounts, records, and sample inventories necessary for the operations of Worth's Product Trading Division.

                 As for consideration for such assets, the Company paid $150,000 and issued 150,000 shares of its $.001 par value common stock. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such assets at a total of $337,500 comprising of $150,000 in cash and $187,500 of common stock. Management has elected to amortize such assets over the life of the non-competition agreement of three years. (See Note 6j for additional information). Accordingly, for the three months ended May 31, 1996 the Company has recorded amortization expense amounting to $28,125.

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

                  Years ended August 31,

                   1996                    $        10,500
                   1997                             35,000
                                           $        45,500

                   Included in general and administrative expenses is rent expense which amounted to $10,500 and $31,500 for the three and nine months ended May 31, 1996, respectively.

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

NOTE 6 -  RELATED PARTY TRANSACTION

          a)     Accounts payable

                 At May 31, 1996, the Company had accounts payable totalling $4,725 which was due to Skoda, one of its founding stockholder.

          b)     Notes receivables - Stockholder and related parties

                 From February 1995 to August 1995, the Company made loans at various terms (See Note 2 for additional information). As of May 31, 1996 the balance amounted to $62,392, inclusive of accrued interest, to a shareholder and to entities which such shareholder is also an officer. Said shareholder is not an officer or director of the Company.

          c)     Due from related party

                 During April and May 1995, the Company advanced a total of $12,500 to an entity which a stockholder of the Company is also an officer. Said shareholder is not an officer or director of the Company. Such loan is non interest bearing and it is due on demand. As of May 31, 1996, such advances have not been repaid.

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

          f)      Accrued expenses

                  Included in accrued expenses at May 31, 1996 is $19,354 of management services which are owed to an affiliate of the Company's President and Secretary and $23,338 which represents the balance due an affiliate for the purchase of it's customer list.

         g)      Due to stockholder

                 Pursuant to the founding shareholder agreement entered on April 21, 1994, Double had agreed to advance funds to the Company for working capital not to exceed $50,000. As of May 31, 1996 the Company has repaid in full the $36,096 previously advanced for working capital.

         h)      Management fees

                 For the three months and nine ended May 31, 1996 the Company recorded $15,000 and $45,000 respectively for management fees and travel allowance to Worth, a founding stockholder. The Company's President and Secretary is a 50% shareholder of Worth.

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

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

OPERATIONS

For the three month period ended May 31, 1996, the Company reported revenues of $33,367. For the nine month period ended May 31, 1996, the company had revenues of approximately $45,456. The Company has received conditional orders from Skoda customers totalling almost $3,000,000; however, these orders may not be shipped prior to the Company's year end of August 31, 1996. The Company has posted $80,000 of performance bonds for orders received. Discussions have been made and are continuing with sources for export and sales financing which could help the Company develop its markets and customers. The Company is discussing with Skoda, a.s., the Czech company which controls Skods Diesel, possibilities of expanding markets and products with those of Skods, a.s., a large engineering and manufacturing conglomerate whose revenues exceed one billion
US dollars annually. Due to theses and other potential changes and circumstance, the Company elects to issue no operating projections at this time.

The Company is awaiting notification from the Securities and Exchange Commission that it has reach the "no comment" stage regarding eh Company's registration statement Form 10SB. Also, two member firms of the National Association of Securities Dealers ("NASD") have filed Form 211's with the NASD requesting that the shares of common stock of the company be allowed to trade on the Bulletin Board under approval of the NASD. The NASD has reported to these two member firms that the Company should receive its "no comment" letter from the SEC before it can begin trading its shares on the Bulletin Board market.

There can be no assurances that any of the matters discussed above will result in positive results for the Company.

Costs of goods sold for the three month period ended May 31, 1996 was approximately 84% of sales. Costs of goods sold for the nine month period ending May 31, 1996 was approximately 73% of sales. Management believes that costs of goods sold in the future may be a lower percentage if the company is able to attain a more stable and favorable product mix.

Operating expenses for the three month period ended May 31, 1996 were approximately $210,000, and operating expenses for the nine month period ended May 31, 1996, were approximately $641,000,. Operating expenses in the quarter ended May 31, 1996, without including amortization and depreciation, decreased approximately 4% compared to the same operating expenses during the previous two quarter ending February 29, 1996. Management expects operating expenses (non-depreciation and non-amortization) to continue to decrease as one-time or extraordinary expenses are reduced. Operating expense categories which exceeded $5,000 for the three month period ending May 31, 1996 were; Amortization & Depreciation $114,390; Freight $5,537; Office rent $14,818; Compensation & Salary $18,000; Travel & lodging $13,487; Telephone & Facsimile $9,554; legal and Accounting $15,879; and Marketing $8,779.

LIQUIDITY AND CAPITAL RESOURCES)

Net cash used for the Company's operating activities for the nine month period ended May 31, 1996 was approximately $194,310. Net cash used for the Company's investing activities for the nine month period ended May 31, 1996 was approximately $291,739. Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans, the company will be required to obtain additional financing equity capital. There is no assurance that such financing or equity capital will be available.

Negative cash flows from the company's operating activities are anticipated to continue until the company has established its distributors within its sales territories, has received and shipped orders, and has collected payment for such orders. The company may encounter difficulties in financing the purchases of inventory necessary to complete orders. The company acknowledges that there can be no assurance that it will be able to obtain capital or financing until the time of such payment is received or that such capital or financing will be available. In the event the Company is unable to provide needed revenues to finance its ongoing operations or if the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

Net cash provided by financing activities for the nine month period ended May 31, 1996 was approximately $470,508. This increase in net cash was attributable to the issuance of common stock. During the second quarter, the Company collected approximately $17,500 on its Notes Receivable of approximately $89,000 from stockholders (non officer or director), but there is no assurance that the company will be able to collect the balance of approximately $72,000.

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

                                                SDC INTERNATIONAL, INC.
                                                (Registrant)


Date:  July 19, 1996                            BY: /S/Ronald A. Adams
                                                    Ronald A. Adams, President
                                                    and principal financial
                                                    officer