Form 10KSB
period 1996-08-31
SDC INTERNATIONAL INC \DE\
filed 1997-02-21
CIK 1005841

U. S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C. 20549


                          FORM 10-KSB


(Mark One)
       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                For the year ended August 31, 1996

                              OR

       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________to________

                  Commission File Number 0-27520


                    SDC INTERNATIONAL, INC.
     (Exact name of registrant as specified in its charter)


           Delaware                            75-2583767
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


        2065 Montgomery Street, Fort Worth, Texas 76107
            (Address of principal               (Zip code)
             executive offices)

          Registrant's telephone number (817) 738-8636



  Securities registered pursuant to Section 12(b) of the Act:

                              NONE

Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $0.001
                        (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]    No [X]

     Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the voting stock on August 31, 1996 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $2,321,427 based upon the average bid and asked prices for such Common Stock on said date ($3.50), as reported by a market maker. On such date, there were 2,198,265 shares of the Registrant's Common Stock outstanding.

                             PART I


Item 1.    DESCRIPTION OF BUSINESS

     SDC International, Inc., (hereinafter referred to as the "Company") is a Delaware corporation formed in June, 1994. It currently acts as an exclusive distributor of Skoda engines in North, South and Central America, China, and South Korea, under an exclusive agency agreement purchased from Skoda Diesel, a.s. ("Skoda"). Skoda products are principally piston combustion diesel, gas, and bio-gas engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power and complete energy for a variety of purposes. Skoda Diesel's name was changed during 1996 to "Diesel, a.s.", and the product tradename remains "Skoda Diesel". Also, the Company has plans and is in negotiations to market and sell manufactured industrial products of other companies located within Eastern Europe.

     The Company offers for sale a broad range of engines in several sizes and capacities. Its products have application in several markets including electrical power production and co-generation systems, locomotive engines, pump stations, direct drives for industrial engines, oil and gas drilling equipment, and full power systems for use in hospitals, factories, commercial and governmental facilities. The products manufactured by Skoda and marketed by the Company are especially important in the lesser developed countries seeking to build infrastructure sufficient to support economic growth and development.

     The Company entered into an exclusive agency agreement with Skoda dated April 21, 1994 under which it is appointed Skoda's exclusive agent in North, Central and South America for the marketing and sale of products of Skoda. The agreement provides that for the agreement to be not cancellable by Skoda, sales made within the foregoing territory shall be at least $15,000,000 during the fifth year after execution of the agreement. The Company, also, has an agreement as the agent of Skoda Diesel for the countries of China and South Korea. During 1996, a twelve month extension for all agreements between Skoda and the Company was issued, thereby extending the April 20, 1999 agreement provisions to April 20, 2000.

     Together with soliciting purchasers of its products, the Company's technical personnel work closely with the potential distributors as well as with end users, their engineers, and consultants to design the appropriate system to best address specific needs. The Company is the intermediary between the Skoda factory and the customer, facilitates the delivery of the equipment by processing the necessary documentation involved in the importation of heavy equipment, arranges customer financing and leasing of the equipment, and arranges for proper service and technical support needed for the equipment's operation.

     Skoda, a manufacturer of heavy industrial engines and machinery, was formed in Czechoslovakia in 1899, and is one of the founding shareholders of the Company. Until recently privatized, Skoda was owned and controlled by the State and, from 1945 when Czechoslovakia came under control of Russia and the Communist Party, Skoda's products were made and distributed primarily into communist-controlled countries in Eastern Europe and the U.S.S.R.

     Despite its domination and control by the Communists after World War II, and through its privatization in 1991, Skoda has maintained a high standard of technical expertise and design in its product line. The emerging markets, especially those with-in Central and South America, areas of the Company's primary concentration, seek electrical power systems, generating, and co-generating equipment as that offered by the Company, and the Company believes it will remain competitive so long as its production wage rates remain stable relative to those of its competitors, whose production rates are much higher. Products of the Company match the technical expertise and versatility of competitors, while offering substantially lower costs. The Company's products meet all known regulations in the areas of its sales. The Company employs five persons, two full-time.

     Until new products of other manufacturers are marketed by the Company, the Company is dependent upon Skoda Diesel for its products. As such, the Company faces risk of the inability to obtain products in the event of production problems at Skoda due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of Skoda to fulfill orders of the Company and over which the Company has no control. In the event Skoda was unable to fulfill the Company's orders, the Company might have to suspend its business until such supply problem was corrected by Skoda or alternative suppliers were located, none of which can be assured. Although the Company pays Skoda in U.S. dollars, currency fluctuations may adversely affect the prices Skoda charges the Company. The Company's sales are made in U.S. dollars but currency fluctuations may make its prices non-competitive to its customers. Also, the

Company's competition includes companies larger than and with greater resources than those of the Company. There is also the potential for legal and political instability in the Czech Republic which may result in a loss of the Company's assets located there.

     The Company was formed by Skoda Diesel, Double Seal Ring Company, Inc., and Worth Capital Group, Inc., now known as WCG Holdings, Inc.) with the view toward introducing and marketing the Skoda line of engines and related products in the area of its exclusive agency agreement and, also, globally, where it holds non-exclusive agency rights. Skoda, with a long history of quality manufacturing and technical expertise, combined with Double Seal Ring Company, a U.S. manufacturer of industrial piston rings which are important components of all diesel/gas engines, and Worth Capital Group, whose business involves world wide marketing sales and financing of a variety of products, to form SDC International, Inc.

     Skoda Diesel, a.s., founded in 1899 in the Czechoslovakia, has produced hundreds of diesel locomotives and thousands of diesel and gas engines. Its products meet or exceed the most demanding technical requirements. Among the shareholders of Skoda Diesel is Skoda Plzen, a.s., one of the largest producers of steam and turbine generating systems in the world. With Skoda's impressive lineage and with the reputation of the Czech Republic as one of the foremost industrial nations of the world, the Company's sales efforts are greatly enhanced.

     Double Seal Ring Company, Inc., is a privately held Texas manufacturer of industrial piston rings. For more than eighty years, Double Seal has worked with and supplied its products to global manufacturers and rebuilders in the diesel and gas engine marketplace. Its customers include many of the major U.S. industrial, co-generation facility and international petroleum corporations. The company will be well served in its sales efforts by having Double Seal's reputation and long standing contacts within the diesel marketplace.

     Worth Capital Group, Inc., now known as WCG Holdings, Inc., is a financial and technical services company with experience in petrochemical, natural gas, steel facilities and in international trading. More importantly, Worth and its affiliates have conducted business in more than thirty nations and have worked with many of the world's largest industrial corporations. Finally, Worth has experience and knowledge in and of projects in conjunction with the World Bank, the Inter-American Development Bank, the European Bank for Reconstruction and Development, the Asia Development Bank, and others, and is currently registered with the World Bank system.

     Upon its organization, the Company acquired in exchange for 448,350 shares of its Common Stock (representing approximately 23% of its outstanding shares) several hundred pieces of machinery and equipment which is to be utilized in the Skoda factory in Prague, Czech Republic, to manufacture the products as those sold by the Company. See "Item 2-Properties". Accordingly, approximately 90% of the Company's assets are located in the Czech Republic with the balance being located in the United States. It is anticipated that revenues will result from sales to customers in North, Central and South America, China, South Korea, as well as in Eastern European nations.



Item 2.  DESCRIPTION OF PROPERTY

     The Company has its primary office and warehouse facility at 2065 Montgomery Street, Fort Worth, Texas, where sales and engineering functions are performed. The offices are inside a 50,000 square foot manufacturing facility owned by Double Seal Ring Company. The executive office of the Company is located in Palm Beach, Florida. The total annual lease payments the company pays are approximately $60,000, being $42,000 for the Florida location, $18,000 for the Texas location, and expiring June, 1997. The office of the Company in the Czech Republic is within the Skoda Diesel property, which is a 3,000,000 square foot manufacturing facility. The Company's office and manufacturing space at that location is on a rent-free basis, and that is the location of the Company's machinery and equipment.

     The machinery and equipment of the Company consists of several hundred pieces of production machines, tools, and fixtures, ranging from tables to large scale milling and grinding systems. All machinery and equipment is located in the Czech Republic and is in good working condition. A full listing of the machinery and equipment is included in the Exhibits to the Company's Registration Statement on Form 10-SB.

     The Company believes that its existing offices and related facilities are adequate for the foreseeable future and that, depending on additional products and sales, similar and/or additional offices and locations can be acquired on reasonable terms.

Item 3.   LEGAL PROCEEDINGS

          None



Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of the security holders during its fiscal year ending August 31, 1996.





                            PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's Common Stock was approved on July 29, 1996 by the National Association of Securities Dealers (NASD) for trading on the Over-the-Counter Bulletin Board system. The following table sets forth representative high and low closing bid quotes as reported by a market maker, during the period from July 29, 1996 through August 31, 1996. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and does not necessarily represent actual transactions.


    Calendar period             Low        High

July 29-August 31, 1996        $3.00      $5.50


    As of August 31, 1996, there were approximately 272 holders of record of the Company's Common Stock, although the Company believes that there are approximately 100 additional beneficial owners of shares of Common Stock held in street name. As of August 31, 1996, the number of shares of Common Stock outstanding of the Company was 2,198,265.

     The Company has paid no dividends and has no present plan to pay dividends. Payment of future dividends will be determined from time to time by its board of directors, based upon its future earnings (if any), financial condition, capital requirements and other factors. The Company is not presently subject to any contractual or similar restriction on its present or future ability to pay such dividends.


Item 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     During most of fiscal year ending August, 1996, the Company continued with its development plans. The Company's Regulation D - Rule 504 Offering of common stock was completed during the fiscal year. Market research continued and lists of potential distributors for the Company's products were compiled and studied by management. Updated industry reports from various United States Embassies were received and reviewed. Marketing brochures were prepared and printed and technical workshops and meetings were held at the factory of Skoda Diesel in Prague, Czech Republic. The Board of Directors studied proposals and opportunities for multilateral product trading and established a product trading division for the purpose of engaging in trade of industrial and consumer products between Eastern Europe, United States and South America. Samples of the Company's products were sent to several locations.

     The Company received orders of more than $1,000,000 during the last quarter of fiscal year 1996, and these orders should be shipped in 1997 fiscal year. The Company posted performance bonds in the amount of $80,000 for orders and furnished $24,000 of component inventory for orders in work. During 1996, the Company presented its initial Registration Statement Form 10SB to the United States Securities and Exchange Commission and the filing was accepted. Also, during 1996, the Company's shares of common stock were approved for trading on the Over-the-Counter market of the National Association of Securities Dealers (NASD).

     The Company discussed at considerable length the possibility of acquiring Skoda Diesel's operations, but no final negotiations or decisions have taken place. Management and shareholder control of Skoda Diesel changed in 1996, and the Company has no certain feel as to what effect these changes might have on the operations of the Company. Management continues to work closely with the management in place at Skoda Diesel and relationships with most of the continuing management remain very good. Discussions and negotiations continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets. Overall, fiscal year 1996 was less than expected regarding the beginning of meaningful sales and revenues, but fiscal 1996 was much more than expected in terms of furthering market and product development activities of the Company. However, there can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

     Operating expenses for 1996 were considerably more than in the initial operating year of 1995. Expenses categories as legal, accounting, travel, and filing fees for securities matters increased due to the filing of the Registration Statement, the certified audit, the application for NASD trading, and the extensive and lengthy discussions in Prague regarding the possible acquisition of Skoda Diesel as well as the meetings necessary to establish marketing plans with Skoda Diesel. By the end of the fiscal year, these expenses were declining, as many of them are either one-time or extraordinary by nature and should not occur in such amounts in the future. However, no projection can be made with certainty for the future.

     Total expenses were $490,961 in 1995 and $874,384 in 1996, which indicates an increase of $383,423. However, depreciation and amortization increase in 1996 over 1995 was $414,708. Therefore, operating expenses decreased in 1996. Non-cash expense items as depreciation and amortization accounted for more than one-half of the expense amount for 1996. During the fourth quarter of 1996, operating expenses decreased slightly and management feels that fixed operating expenses will be lower again for 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used for the Company's operating activities for the fiscal year 1996 amounted to $297,298 whereas the net cash used for operating activities for 1995 amounted to $219,816. Net cash provided (+) by financing activities in 1996 was $576,000 compared to $396,000 in 1995. Net cash used (-) for investing activities in 1996 was $329,000 compared to $126,000 in 1995. Therefore, cash on hand at the end of the year 1996 was $80,000 and was restricted compared to $50,000 for 1995, which was not restricted. Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the

  Company will be required to obtain additional financing or equity capital. There is no assurance that such financing or equity capital will be available. The Company had a working capital deficiency as of August 31, 1996, of $12,669. However, approximately $111,000 of the liabilities of the Company was due to the President of the Company or an affiliate of the President. With considering this liability as being non-current, the Company would have a positive working capital of approximately $98,000 rather than a working capital deficiency.

  Negative cash flows from the Company's operating activities are anticipated to continue until the Company has established its distributors within its sales territories, has received and shipped orders, and has collected payment for such orders. The Company may encounter difficulties in financing the purchase of inventory necessary to complete orders. The Company acknowledges that there can be no assurance that it will be able to obtain capital or financing until the time of such payment is received or that such capital or financing will be available. In the event the Company is unable to provide needed revenues to finance its ongoing operations or if the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

  The Company's products are sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability.




Item 7.   FINANCIAL STATEMENTS

          Please see the attached Financial Statements.




Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                             PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT

    The Directors, Executive Officers, Promoters, and Control
Persons of the Company, with a brief description, are as follows:

     Name                Age            Position

Ronald A. Adams           45            President and Director

Henry S. Green, Jr.       64            Secretary and Director

Jindrich Dolezal          51            Director


Each director was originally elected in 1995. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually, and serve at the discretion of the Board of Directors. There are no family relationships between or among any officers or directors of the Company.

Ronald A. Adams is the President and a Director of the Company. From 1986 through 1996, he served as President of Worth Capital Group and as Financial Advisor to Double Seal Ring Company and, from 1994 to 1996, as Financial Advisor to Skoda Diesel, both entities being among the founding shareholders of the Company. He has been involved in providing financial and trade services to a variety of clients within the United States, Caribbean, Bulgaria and Czech Republic. For the 14 years prior to 1986, Mr. Adams was Chief Executive Officer of Haltom Manufacturing Company, engaged in manufacturing of corporate recognition items. He attended the University of Oklahoma and graduated from Texas Christian University, where he performed post-graduate studies. Mr. Adams devotes substantially all of his business time to the Company.

Henry S. Green, Jr., is the Secretary of the Company. Mr. Green is the President of Double Seal Ring Company where he has been employed since 1955. The company, founded in 1931, manufactures industrial piston rings as those used in diesel and gas generating sets, which is the product of Skoda and the

Company.  He is a graduate of the Business Administration
School at Oklahoma State University and attended the United
States Naval Command School.

Jindrich Dolezal is a Director of the Company. Mr. Dolezal has been the Chairman and Managing Director of Skoda Diesel, a.s., since 1993. He has extensive professional experience in South America as well as throughout Eastern Europe. Mr. Dolezal is a member of the Czech traveling delegation led by Czech President Vaclav Havel and Prime Minister Klaus and is a past member of the Engineering Faculty at CVUT (university) in Prague, where he received his graduate degree in Specialization Economy and Management (Ing.) He was director of South American operations for Transakta Ltd. from 1989-1993 and was Commercial Director of Elektrosignal Ltd. in 1993 and a director of RDP Group from 1994 to date.

     Due to business relationships between the Company, Skoda, and Double Seal, of which two directors of the Company are officers, there may be potential for conflict of interest.
The Company is aware of such potential and believes that any transactions resulting from these relationships would be on terms similar to those available from outside parties.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending August 31, 1996, all filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with.

Item 10.  EXECUTIVE COMPENSATION

     The Company's President received compensation solely in the form of management fees amounting to $72,000 during the fiscal year. There is no other plan or non-plan executive compensation paid and there is no contract for payment of salary to any person. There is no directors' compensation.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table contains information as of August 31, 1996, as to the number of Shares of Common Stock which is beneficially owned by (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a Director of the Company, and (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding Shares held by said individuals or entities. There is only one class of security of the Company, Common Stock.


             Title of Class:  Common Equity Shares

Name and Address            Number of Shares      Percentage(1)

Skoda Diesel, a.s.
Krizova 1018
150 05 Praha 5
Czech Republic                   500,000                22.7

WCG Holdings, Inc.
160 Woodbridge Road
Palm Beach, Florida 33480        500,000                22.7

Double Seal Ring Company, Inc.
2065 Montgomery Street
Fort Worth, TX 76107             400,000                18.2

M. Robert Walker and
Woodbury Capital Management, Inc.
1300 Veterans Memorial Highway
Hauppauge, NY  11788             135,000                 6.1

Ronald A. Adams                  500,000 (2)            22.7

Henry S. Green, Jr.              400,000 (3)            18.2

Jindrich Dolezal                 500,000 (4)            22.7

All Officers & Directors
as a Group (2), (3) and (4)    1,400,000                63.7


Footnotes:
     (1) Based on 2,198,265 shares outstanding. Does not include 40,000 Common Stock Purchase Warrants outstanding.

     (2) Owned by WCG Holdings, Inc.  Mr. Ronald A. Adams,
         President of the Company, is an affiliate of WCG
         Holdings, Inc.

     (3) Owned by Double Seal Ring Company, Inc.  Mr. Henry S.
         Green, Jr., Secretary of the Company, is an affiliate of Double Seal Ring Company, Inc.

     (4) Owned by Skoda Diesel, a.s. Mr. Jindrich Dolezal is an affiliate of Skoda Diesel. a.s.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 1994, the Company issued 1,400,000 shares of its Common Stock to its founding shareholders. Of the total 1,400,000 shares issued, 500,000 and 400,000 shares were issued to WCG Holdings, Inc. and to Double Seal Ring Company, Inc., respectively, and were valued at par value of $0.001 per share. Also during September 1994, pursuant to the founding share-holders' agreement and notarized Bill of Sale and Transfer, Skoda contributed machinery and equipment with an independently certified appraised value of $4,469,064 in exchange for 448,350 shares of the Company's common stock. Additionally, effective April 21, 1994, the Company executed an exclusive agency agreement with Skoda, pursuant to which the Company obtained the right to act as Skoda's exclusive agent in North, Central and South America, and as a non-exclusive agent throughout the remainder of the world. In consideration of these rights, the Company issued 51,650 shares of its common stock to Skoda Diesel, a.s. ($1.25 per share). According to the appraisal dated April 10, 1995, and according to the audited Financial Statements of the Company, the machinery and equipment consists of the following types and amounts:

             Production machinery         $  1,571,362
             Production equipment            1,465,372
             Tools and fixtures              1,432,330
                                          $  4,469,064
                                          ============

According to notarized documents from Skoda Diesel, the financial statements of Skoda Diesel reflected the current depreciated value of this machinery and equipment as being $6,334,000 on the historical cost basis (see Financial
Statement).

     The machinery and equipment contributed by Skoda represents approximately 17% of Skoda's total machinery and equipment. Such machinery and equipment was appraised by Ing. Vladimir Sefrna, an authorized expert named by the Czech Ministry of Justice on June 16, 1988 under Order No. Z-2005-88. Such appraisal included listing of each item appraised, verification of each such item from the books and records of Skoda, physical survey of each item and an expressed opinion as to the fair market value thereof in U.S. dollars based upon the official exchange rate. Appraisals are not guaranties of value.

     The Company has made secured and unsecured short-term loans at various terms amounting to $89,500 to non-affiliated entities of which one of the Company's minority shareholders is an officer and shareholder. Said minority shareholder is not an officer or director of the Company. Such loans have been paid in full with the exception of one loan in the amount of $12,500 which has since been written-off as uncollectible.

     The Company has purchased items from Double Seal Ring Company, a shareholder, and has sold these items to Skoda Diesel, also a shareholder. Such transactions were less than $50,000, and a gross profit was made by the Company. The Company believes that the costs and prices for such transac-tions were the same as those which would be afforded to non-related parties, and that all transactions were at arms-length.

     Included in accrued expenses at August 31, 1996 is $35,354 of management services owed to the Company's President. For the year ended August 31, 1996, the Company recorded $72,000 for management fees to the Company's President. The Company's President has served as a Financial Advisor to Skoda and Double Seal, and is a 50% beneficial shareholder of Worth Capital Group. The Company's President has loaned $93,050 to the Company which is non-interest bearing and due on demand.

Item 13.  FINANCIAL STATEMENTS AND EXHIBITS


     (a) Please see the attached Financial Statements

     (b) Exhibits: (filed with Form 10-SB and referenced herein)

         (1)  (Articles) Certificate of Incorporation

         (2)  By-Laws of the Company

         (3)  Instruments defining rights of holders

         (4)  Material Contracts

            (a) Shareholder Agreement

                (i) "Expert's Opinion-Certified Appraisal

                (ii) Bill of Sale and Transfer

            (b) Exclusive Agency Agreement

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SDC INTERNATIONAL, INC.



February 21, 1997                                  BY:/s/Ronald A. Adams
                                                   Ronald A. Adams
                                                   President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                                  February 21, 1997
Ronald A. Adams, Director and
President (Principal Executive
Officer and Principal Financial
Officer)


/s/Henry S. Green, Jr.                              February 21, 1997
Henry S. Green, Jr., Director