Form 10QSB
period 1996-11-30
SDC INTERNATIONAL INC \DE\
filed 1997-05-13
CIK 1005841

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                November 30, 1996

                                      or

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

                                 (817) 738-9881
               (Registrant's telephone number, including area code)


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

Common stock, par value $.001 per share: 2,204,265 shares outstanding as of November 30, 1996.

                           SDC INTERNATIONAL, INC.
                                    INDEX


PART 1 - FINANCIAL INFORMATION:

 ITEM 1 - FINANCIAL STATEMENTS

    Balance Sheets November 30, 1996 (Unaudited)
     and August 31, 1996                                        F-1

    Statements of Operations (Unaudited)
     for the three months ended November 30, 1996 and 1995      F-2

    Statement of Stockholders' Equity (Unaudited)
     for the three months ended November 30, 1996              F-3

    Statements of Cash Flows (Unaudited)
     for the three months ended November 30, 1996 and 1995     F-4

    Notes to Financial Statements                           F-5 - F-8

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                 F-9 - F-10

PART II - OTHER INFORMATION                                    F-11

                           SDC INTERNATIONAL, INC.
                               BALANCE SHEETS


                                                   (Unaudited)
                                                   November 30,     August 31,
                                                      1996            1996
                      ASSETS
Current assets:
  Cash - restricted                             $        81,686     $      80,932
  Accounts receivable                                    27,072               -
  Inventory                                              31,310            31,310
  Prepaid expenses                                        6,584             6,584
  Notes receivables - stockholder
    and related parties                                     -              62,985
    Total current assets                                146,652           181,811

  Machinery and equipment, net                        4,127,238         4,204,581
  Exclusive agency rights, net                          155,509           166,237
  Customer list, net                                    225,000           253,125
  Other assets                                           16,508            29,464

    Total assets                                $     4,670,907     $   4,835,218


         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $           788     $       3,711
  Accounts payable - related party                       17,337               -
  Accrued expenses                                       88,763            79,467
  Note payable - short term                              10,000               -
  Due to stockholders                                    64,702           111,302
    Total current liabilities                           181,590           194,480

Commitments and contingencies (Note 4)                      -                 -

Stockholders' equity:
  Common stock $.001 par value, authorized
    10,000,000 shares, issued and outstanding
    2,204,265 and 2,198,265 shares,
    respectively                                          2,204             2,198
  Additional paid-in capital                          5,860,010         5,845,016
  Accumulated deficit                                (1,372,897)       (1,206,476)
    Total stockholders' equity                        4,489,317         4,640,738
Total liabilities and stockholders' equity      $     4,670,907     $   4,835,218


              See accompanying notes to financial statements.

                             SDC INTERNATIONAL, INC.
                            STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                   (UNAUDITED)

                                                         1996              1995

Sales                                              $        27,072      $        12,089

Cost of goods sold                                          17,337                4,725

Gross profit                                                 9,735                7,364

Expenses:
  Selling, general and administrative                       41,758              138,136
  Depreciation and amortization                            117,152               78,765
  Management fees                                           18,000               18,000
Total expenses                                             176,910              234,901

Loss from operations before other income
  and provision for income taxes                          (167,175)            (227,537)

Other income:
  Interest income                                              754                2,435

Loss before provision for income taxes                    (166,421)            (225,102)

Provision for income taxes                                      -                   -

Net loss                                           $      (166,421)       $    (225,102)

Primary loss per share:
  Loss from operations before other income
    and provision for income taxes                 $          (.08)       $        (.12)
  Provision for income taxes                       $           -          $          -
  Net loss                                         $          (.08)       $        (.12)

Weighted average number of shares outstanding            2,204,265            1,848,222


              See accompanying notes to financial statements

                              SDC INTERNATIONAL, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE THREE MONTHS ENDED NOVEMBER 30, 1996
                                    (UNAUDITED)


                                                                   Additional                       Total
                                          Common Stock             paid-in         Accumulated     Stockholders'
                                   Shares               Amount     capital         Deficit         Equity
Balances at September 1, 1996      2,198,265            $ 2,198    $ 5,845,016     $(1,206,476)    $     4,640,738

Sale of common stock                   6,000                  6         14,994           -                  15,000

Net loss for the three months
  ended November 30, 1996                -                  -             -           (166,421)           (166,421)

Balances at November 30, 1996      2,204,265            $ 2,204    $ 5,860,010     $(1,372,897)    $     4,489,317















              See accompanying notes to financial statements.

                          SDC INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                (UNAUDITED)



                                                         1996                  1995
Cash flows from operating activities:
  Net loss                                         $      (166,421)      $      (225,102)
 Adjustments to reconcile net loss to net
   cash used for operating activities:
  Amortization and depreciation                            117,152                78,765
  Decrease (increase) in:
    Accounts receivable                                    (27,072)              537,280
    Inventory                                                  -                 (12,043)
    Other assets                                            12,000                    -
    Restricted cash                                           (754)                   -
  Increase (decrease) in:
    Accounts payable                                        (2,923)                   -
    Accounts payable - related party                        17,337               (372,175)
    Accrued expenses                                         9,296                 22,539
     Net cash (used for) provided by
       operating activities                                (41,385)                29,264

Cash flows from investing activities:
  Acquisition of exclusive agency rights                       -                 (150,000)
  Proceeds from collection of notes
    receivable - related parties                            62,985                 15,993
  Acquisition of customer list                                 -                 (150,000)
  Purchase of machinery and equipment                          -                   (1,947)
  Other assets acquired                                        -                   (2,000)
     Net cash provided by (used for)
       investing activities                                 62,985               (287,954)

Cash flows from financing activities:
  Proceeds from issuance of note payable                    10,000                   -
  Proceeds from stockholder                                  3,400                   -
  Proceeds from sale of common stock                        15,000                305,100
  Costs associated with private placement
    memorandum                                                 -                  (71,168)
  Repayment of loans from stockholder                      (50,000)                  -
     Net cash (used for) provided by
       financing activities                                (21,600)               233,932

Net decrease in cash                                           -                  (24,758)

Cash at beginning of period                                    -                   49,677
Cash at end of period                              $           -          $        24,919


              See accompanying notes to financial statements.

NOTE 1        -    GENERAL

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

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at August 31, 1996, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2 - EXCLUSIVE AGENCY RIGHTS, NET

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

         In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the fifth year (April, 1999) after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of it's common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such exclusive agency rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. For the three months ended November
         30, 1996 and 1995, the Company has recorded amortization expense of $3,228 and $3,228, respectively.

         In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea The Company paid Skoda a one-time fee of $50,000 for the acquisition of such exclusive rights in South Korea and a one-time fee of $100,000 for the acquisition of such exclusive rights in China.

         The newly acquired agency rights from China and Korea are being amortized on a monthly basis over (5) five years. For the three months ended November 30, 1996 and 1995, the Company recorded $7,500 and $0, respectively, of amortization expense.

NOTE 3        -    NOTES PAYABLE

         Pursuant to a promissory note dated October 24, 1996, the Company borrowed $10,000. The note bears interest at the prime rate and is payable in 90 days from date of issuance.

NOTE 4        -    COMMITMENTS AND CONTINGENCIES

     a)  Lease agreement

         The Company leases its administrative office pursuant to signed lease agreement commencing July 1, 1995 and expiring on June 30, 1997.
         Such lease requires monthly payments of $3,500. Effective December, 1996, the Company terminated this lease. Prior to July 1, 1995 the Company maintained its administrative office on a month to month basis, free of charge at the office of Worth. Worth is an entity which the President of the Company is also a 50% shareholder. Effective January 1, 1997, the Company entered into a new lease for a one year term. Such lease requires monthly payments of $3,000.

         Included in general and administrative expenses is rent expense which amounted to $10,500 for the three months ended November 30, 1996 and 1995.

     b)  Management agreement

         On December 15, 1995 the Company and Worth entered into a management agreement with an individual for a period of three years. Pursuant to such agreement, the individual shall devote such time, attention and efforts to management services as may be reasonably required by the Company and Worth. The Company and Worth will pay such individual an amount equal to twenty-five percent (25%) of the gross profit from sales made by the Company. Such payments are payable monthly after the collection of receivables from said sales. For the three months ended November 30, 1996, no payments were made or are due to such individual.

     c)  Significant customers and vendors

         i) For the three months ended November 30, 1996 and 1995, the Company had one sale made during each three month period to unrelated customers which accounted for 100% of the total sales.

         ii) For the three months ended November 30, 1996 and 1995, the Company purchased 100% of its cost of goods sold from Double Seal Ring, Inc. ("Double") one of its founding shareholders.

      d) Concentration of credit risk

         Due to its current limited sales, the Company has a high concentration of credit risk until such transactions are completed. The Company is actively seeking sales outside of the United States. If such sales occur, the revenue and subsequent collections will be subject to the fluctuations such sales generate, both from currency and political changes. The Company's machinery and equipment is located in the Czech Republic. The Company's primary source of inventory is currently Skoda and as such, it is subject to Skoda's risks of business and its continued financial health, as well as the risks associated with foreign businesses, both from currency and political changes.

      e) Finder's fee agreement

         On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime shall result in a finder's fee to Prime of two percent (2%) of the gross sales price or ten percent (10%) of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period.

      f) Dependence on Skoda

         The Company's operations are dependent on Skoda since Skoda is responsible for the manufacturing of all of the Company's products. The Company faces risks of the inability to obtain products in the event of production problems of Skoda due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of Skoda to fulfill orders of the Company.

NOTE 5  - RELATED PARTY TRANSACTION

      a) Accounts payable

         At November 30, 1996, the Company had accounts payable totalling $17,337 which was due to Double, one of its founding stockholders.

      b) Notes receivables - Stockholder and related parties

         From February 1995 to August 1995, the Company made loans at various terms . As of August 31, 1996 the balance amounted to $62,985, inclusive of accrued interest, from a shareholder and to entities which such shareholder is also an officer. Said shareholder is not an officer or director of the Company. These amounts were repaid during October 1996.

      c) Accrued expenses

         Included in accrued expenses at November 30, 1996 and August 31, 1996 is $46,182 and $35,354, respectively of management services which are owed to an affiliate of the Company's President and Secretary.

      d) Due to stockholder

         Included in due to stockholder at November 30, 1996 and August 31, 1996 is $18,252 and $18,252, respectively which represents the balance due an affiliate for the purchase of its customer list and $46,450 and $93,050, respectively due the Company's President and Secretary for funds advanced to the Company.

      e) Management fees

         For the three months ended November 30, 1996 and 1995 the Company recorded $18,000 and $18,000 respectively for management fees and travel allowance to Worth, a founding stockholder. The Company's President and Secretary is a 50% shareholder of Worth.

NOTE 6  -  SUBSEQUENT EVENTS

      a) Letter's of intent

         (i) The Company entered into a Letter of Intent dated August 23, 1996 with Krizik, a.s. ("Krizik"), a Company organized and registered in the Slovak Republic, to form a subsidiary to market, finance and sell Krizik's products (meters and related products) effective January 1, 1997. As of November 30, 1996, the Company is continuing its negotiations with Krizik.

         (ii) The Company has entered in to a Letter of Intent dated December 3, 1996 with Golden Grove Business, Inc. ("GGB") to merge GGB, and its operations as the authorized agent for Tantra, a.s. in Central and South America, and the Caribbean, into the Company.

ITEM 2 - MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT PLANS

     Negotiations with Krizik, a.s., are continuing. Krizik is an ISO9000 certified manufacturer of electrical flow meters and related devices, located in Slovak Republic. The negotiations are based upon the binding Letter of Intent signed by Krizik and SDC providing for the marketing, sales, and order/inventory financing to be provided by SDC. If an agreement is finalized, revenues are estimated to be $15,000,000 to $18,000,000 per year, for the fiscal year beginning September, 1997.

     Discussions with GGB, Inc., the exclusive South American distributor of Czech-made TATRA heavy duty trucks continue. It is planned that SDC will acquire GGB, thereby acquiring the marketing rights to TATRA products, as well as acquiring marketing and management personnel experienced in that marketplace.

     Restructuring changes of marketing and some management personnel within Skoda have caused SDC to delay its marketing activities. SDC must await new marketing information and product prices before proceeding to develop its own market programs. This delay, though possibly positive in the long-term, has a negative effect upon SDC's operations in the short term.

     There can be no assurances that any of the matters discussed above will result in positive results for the Company.

     RESULTS OF OPERATIONS

     Three months ended November 30, 1996 as compared to three months ended November 30, 1995

     For the three month period ended November 30, 1996, the Company reported revenues of $27,072. The Company has received conditional orders from Skoda customers totalling approximately $1,300,000; however, these orders have not been shipped. The Company has posted $80,000 of performance bonds for orders received. Discussions have been made and are continuing with sources for export and sales financing which could help the Company develop its markets and customers. The Company is discussing with Skoda, a.s., the Czech company which controls Skoda, possibilities of expanding markets and products on a global non-exclusive basis rather than only on the exclusive North and South America territory currently in effect. This would allow the Company to market the products in response to inquiries received from other territories.

     Costs of goods sold for the three month period ended November 30, 1996 was approximately 64% of sales. Management believes that costs of goods sold in the future may be at this percentage which is deemed acceptable for this type of sales transactions, i.e., purchase and resale of spare parts.

     Operating expenses for the three month period ended November 30 1996 were approximately $176,910. Operating expenses in the quarter ended November 30, 1996, without including amortization and depreciation, decreased approximately 60% compared to the same operating expenses during the previous first quarter ending November 30, 1995. Management does not expect operating expenses (non-depreciation and non-amortization) to continue to decrease. Operating expense categories which exceeded $5,000, for the three month period ending November 30, 1996 were; amortization & depreciation $117,152; office rent $10,500; compensation
     & salary $18,000; travel & lodging $11,638; and stock related costs of $8,197.

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS (Cont'd)

     Three months ended November 30, 1996 as compared to three months ended November 30, 1995 (Cont'd)

     Operating expenses for the period ended November 30, 1995 were $234,901. Operating expenses categories which exceeded $5,000 for the period were:
     Amortization & Depreciation $78,765; Freight for sample/products $26,639; Office rent $11,052; Consulting $20,745; Legal & Accounting $26,487; Compensation & Salary $18,000; Travel & Lodging $20,358; Outside marketing services $8,904; and Telephone & Facsimile $5,890.

     LIQUIDITY AND CAPITAL RESOURCES

     Net cash used for the Company's operating activities for the three month period ended November 30, 1996 was approximately $41,000. Net cash provided by the Company's investing activities for the three month period ended November 30, 1996 was approximately $63,000. Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs.
     If the Company continues according to its present plans, the Company will be required to obtain additional financing or equity capital. There is no assurance that such financing or equity capital will be available.

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

     Net cash used for financing activities for the three month period ended November 30, 1996 was approximately $21,600. This decrease in net cash was attributable to the payment on a loan from stockholder of $50,000 and proceeds from notes payable to related and unrelated parties of $13,400 and sale of common stock of $15,000.

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

                                            SDC INTERNATIONAL, INC.


May 13, 1997                                BY:/s/Ronald A. Adams
                                               Ronald A. Adams, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Ronald A. Adams                          May 13, 1997
Ronald A. Adams, Director and
President (Principal Executive
Officer and Principal Financial
Officer)


/s/Henry s. Green, Jr.                      May 13, 1997
Henry S. Green, Jr., Director