Form 10QSB
period 1997-02-28
SDC INTERNATIONAL INC \DE\
filed 1997-05-14
CIK 1005841

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                February 28, 1997

                                 or

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 2,204,265 shares outstanding as of February 28, 1997.

                            SDC INTERNATIONAL, INC.
                                   INDEX


PART 1 - FINANCIAL INFORMATION:

 ITEM 1 - FINANCIAL STATEMENTS

    Balance Sheets February 28, 1997 (Unaudited)
     and August 31, 1996                                        F-1

    Statements of Operations (Unaudited)
     for the three months ended February 28, 1997
     and February 29, 1996                                      F-2

    Statements of Operations (Unaudited)
     for the six months ended February 28, 1997
     and February 29, 1996                                      F-3

    Statement of Stockholders' Equity (Unaudited)
     for the six months ended February 28, 1997                 F-4

    Statements of Cash Flows (Unaudited)
     for the six months ended February 28, 1997
     and February 29, 1996                                      F-5

    Notes to Financial Statements                            F-6 - F-9

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                F-10 - F-12

PART II - OTHER INFORMATION                                     F-13

                          SDC INTERNATIONAL, INC.
                              BALANCE SHEETS


                                                   (Unaudited)
                                                   February 28,           August 31,
                                                      1997                  1996
                     ASSETS
Current assets:
  Cash                                          $         7,689         $        -
  Cash - restricted                                      82,440                80,932
  Accounts receivable                                 1,323,382                -
  Inventory                                              31,310                31,310
  Prepaid expenses                                        6,584                 6,584
  Notes receivables - stockholder and
    related parties                                        -                   62,985
    Total current assets                              1,451,405               181,811

  Machinery and equipment, net                        4,049,894             4,204,581
  Exclusive agency rights, net                          144,781               166,237
  Customer list, net                                    196,875               253,125
  Other assets                                            9,555                29,464

    Total assets                                $     5,852,510         $   4,835,218


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $           -           $       3,711
  Accounts payable - related party                    1,278,726                  -
  Accrued expenses                                      105,139                79,467
  Note payable - short term                              30,000                  -
  Due to stockholder                                     93,802               111,302
    Total current liabilities                         1,507,667               194,480

Commitments and contingencies (Note 4)                      -                    -

Stockholders' equity:
  Common stock $.001 par value, authorized
  10,000,000 shares, issued and outstanding
  2,204,265 and 2,198,265 shares, respectively            2,204                 2,198
  Additional paid-in capital                          5,860,010             5,845,016
  Accumulated deficit                                (1,517,371)           (1,206,476)
    Total stockholders' equity                        4,344,843             4,640,738

Total liabilities and stockholders' equity      $     5,852,510          $  4,835,218


              See accompanying notes to financial statements.

                          SDC INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED
                                (UNAUDITED)

                                                      February 28,             February 29,
                                                         1997                     1996

Sales                                              $     1,308,507           $      -

Cost of goods sold                                       1,262,211                  -

Gross profit                                                46,296                  -

Expenses:
  Selling, general and administrative                       55,997                63,994
  Depreciation and amortization                            117,151               114,390
  Management fees                                           18,000                18,000
Total expenses                                             191,148               196,384

Loss from operations before other
  income and provision for income taxes                   (144,852)             (196,384)

Other income (expense):
  Interest income                                              754                   225
  Interest expense                                            (376)                 -

Loss before provision for income taxes                    (144,474)             (196,159)

Provision for income taxes                                    -                     -

Net loss                                           $      (144,474)       $     (196,159)

Primary loss per share:
  Loss from operations before other
    income and provision for income taxes          $          (.07)       $         (.10)
  Provision for income taxes                       $           -          $         -
  Net loss                                         $          (.07)       $         (.10)

Weighted average number of shares outstanding            2,204,265             1,956,769


              See accompanying notes to financial statements

                          SDC INTERNATIONAL, INC.
                         STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTHS ENDED
                                (UNAUDITED)

                                                      February 28,              February 29,
                                                         1997                      1996
Sales                                              $     1,335,579           $        12,089

Cost of goods sold                                       1,279,548                     4,725

Gross profit                                                56,031                     7,364

Expenses:
  Selling, general and administrative                       97,755                   202,130
  Depreciation and amortization                            234,303                   193,155
  Management fees                                           36,000                    36,000
Total expenses                                             368,058                   431,285

Loss from operations before other
  income and provision for income taxes                   (312,027)                 (423,921)

Other income (expense):
  Interest income                                            1,508                     2,660
  Interest expense                                            (376)                     -

Loss before provision for income taxes                    (310,895)                 (421,261)

Provision for income taxes                                     -                        -

Net loss                                           $      (310,895)         $      (421,261)

Primary loss per share:
  Loss from operations before other
    income and provision for income taxes          $          (.14)         $          (.22)
  Provision for income taxes                       $           -            $           -
  Net loss                                         $          (.14)         $          (.22)

Weighted average number of shares
  outstanding                                            2,204,265                1,956,700


              See accompanying notes to financial statements

                          SDC INTERNATIONAL, INC.
                     STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED FEBRUARY 28, 1997
                                (UNAUDITED)


                                                                     Additional                          Total
                                                Common Stock         paid-in          Accumulated        Stockholders'
                                      Shares            Amount       capital          Deficit            Equity


Balances at September 1, 1996         2,198,265         $ 2,198      $5,845,016       $ (1,206,476)      $ 4,640,738

Sale of common stock                      6,000               6          14,994               -               15,000

Net loss for the six months ended
 February 28, 1997                         -               -               -              (310,895)         (310,895)

Balances at February 28, 1997         2,204,265         $ 2,204      $5,860,010       $ (1,517,371)      $ 4,344,843


              See accompanying notes to financial statements.

                          SDC INTERNATIONAL, INC.
                         STATEMENTS OF CASH FLOWS
                         FOR THE SIX MONTHS ENDED
                                (UNAUDITED)


                                                     February 28,            February 29,
                                                         1997                   1996

Cash flows from operating activities:
  Net loss                                         $      (310,895)       $      (421,261)
 Adjustments to reconcile net loss to net
   cash used for operating activities:
     Amortization and depreciation                         234,303                193,155
  Decrease (increase) in:
    Accounts receivable                                 (1,323,382)               537,280
    Inventory                                                 -                   (35,068)
    Restricted cash                                         (1,508)                  -
    Other assets                                            17,999                   -
    Prepaid expenses                                          -                    6,400
  Increase (decrease) in:
    Accounts payable                                        (3,711)                   -
    Accounts payable - related party                     1,278,726               (372,175)
    Accrued expenses                                        25,672                  5,761
     Net cash (used for) provided by
       operating activities                                (82,796)               (85,908)

Cash flows from investing activities:
  Acquisition of exclusive agency rights                      -                  (150,000)
  Proceeds from collection of notes
    receivable - related parties
  Acquisition of customer list                              62,985               (150,000)
  Purchase of machinery and equipment                         -                    (1,947)
  Other assets acquired                                       -                    (4,400)
     Net cash provided (used for) by
       investing activities                                 62,985               (290,579)

Cash flows from financing activities:
  Proceeds from issuance of note payable                    30,000                   -
  Proceeds from stockholder                                 32,500                   -
  Proceeds from sale of common stock                        15,000                569,350
  Costs associated with sale of common stock                  -                  (143,946)
  Repayment of loans from stockholder                      (50,000)               (36,196)
     Net cash provided by financing activities              27,500                389,208

Net increase in cash                                         7,689                 12,721

Cash at beginning of period                                   -                     49,677
Cash at end of period                              $         7,689         $        62,398

Supplemental disclosures:
  Interest paid                                    $          -            $          -
  Income taxes paid                                $          -            $          -

Supplemental disclosure of non-cash
  investing activities:
  Issuance of 150,000 shares of common
    stock for acquisition of customer list         $          -            $       187,500


              See accompanying notes to financial statements.

NOTE 1        -    GENERAL

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

         In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the fifth year (April, 1999) after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of it's common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such exclusive agency rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. For the three months ended February 29, 1997 and February 29, 1996, the Company has recorded amortization expense of $3,228 and $3,228, respectively.

         In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea The Company paid Skoda a one-time fee of $50,000 for the acquisition of such exclusive rights in South Korea and a one-time fee of $100,000 for the acquisition of such exclusive rights in China.

         The newly acquired agency rights from China and Korea are being amortized on a monthly basis over (5) five years. For the three months ended February 28, 1997 and February 29, 1996, the Company recorded $7,500 and $7,500, respectively, of amortization expense.

NOTE 3  -  NOTES PAYABLE

        Pursuant to two promissory notes dated October 24, 1996 and January 27, 1997, the Company borrowed $10,000 and $20,000, respectively. The notes bear interest at the prime rate and are payable ninety days from date of issuance.

NOTE 4  -  COMMITMENTS AND CONTINGENCIES

     a)  Lease agreement

         The Company leases its administrative office pursuant to signed lease agreement commencing July 1, 1995 and expiring on June 30, 1997.
         Such lease requires monthly payments of $3,500.  Effective December
         1996, the Company terminated this lease.   Prior to July 1, 1995
         the Company maintained its administrative office on a month to month basis, free of charge at the office of Worth. Worth is an entity which the President of the Company is also a 50% shareholder. Effective January 1, 1997, the Company entered into a new lease for a one year term. Such lease requires monthly payments of $3,000.

         Included in general and administrative expenses is rent expense which amounted to $9,500 and $10,500 for the three months ended February 28, 1997 and February 29, 1996, respectively.

     b)  Management agreement

         On December 15, 1995 the Company and Worth entered into a management agreement with an individual for a period of three years. Pursuant to such agreement, the individual shall devote such time, attention and efforts to management services as may be reasonably required by the Company and Worth. The Company and Worth will pay such individual an amount equal to twenty-five percent (25%) of the gross profit from sales made by the Company. Such payments are payable monthly after the collection of receivables from said sales. For the three months ended February 28, 1997 and February 29, 1996, no payments were made or are due to such individual.

     c)  Significant customers and vendors

         i) For the three months ended February 28, 1997, the Company had two sale to unrelated customers which accounted for 98% of the total sales. No sales were made during the three months ended February 29, 1996.

         ii) For the six months ended February 28, 1997 and February 29, 1996, the Company purchased 100% of its cost of goods sold from Skoda, one of its founding shareholders.

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

      a) Accounts payable

         At February 28, 1997, the Company had accounts payable totalling $1,278,726 which was due to Skoda, one of its founding shareholders.

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

      c) Accrued expenses

         Included in accrued expenses at February 28, 1997 and August 31, 1996 is $59,682 and $35,354, respectively of management services which are owed to an affiliate of the Company's President and Secretary.

      d) Due to stockholder

         Included in due to stockholder at February 28, 1997 and August 31, 1996 is $18,252 and $18,252, respectively which represents the balance due an affiliate for the purchase of its customer list and $75,550 and $93,050, respectively due the Company's President and Secretary for funds advanced to the Company.

      e) Management fees

         For the three months ended February 28, 1997 and February 29, 1996, the Company recorded $18,000 and $18,000 respectively for management fees and travel allowance to Worth, a founding stockholder. The Company's President and Secretary is a 50% shareholder of Worth.

NOTE 6  -  SUBSEQUENT EVENTS

      a) Letter's of intent

         (i) The Company entered into a Letter of Intent dated August 23, 1996 with Krizik, a.s. ("Krizik"), a Company organized and registered in the Slovak Republic, to form a subsidiary to market, finance and sell Krizik's products (meters and related products) effective January 1, 1997. As of February 28, 1997, the Company is continuing its negotiations with Krizik.

          (ii) The Company has entered in to a Letter of Intent dated December 3, 1996 with Golden Grove Business, Inc. ("GGB") to merge GGB, and its operations as the authorized agent for Tantra, a.s. in Central and South America, and the Caribbean, into the Company. As of February 28, 1997, the Company is continuing its negotiations with GGB.

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

           MANAGEMENT PLANS

           Negotiations and discussions with Krizik, a.s., the Slovak manufacturer of electric meters, continues. Logistics and value-added-tax matters inherent in the Slovak republic have been worked out between SDC and Krizik. It is proposed that SDC will establish a US subsidiary, Krizik, Inc., and that all export orders of Krizik will go through this new company. This SDC subsidiary will finance the inventory needed for these orders, estimated to be $18,000,000 in revenue for SDC during 1997 and 1998 fiscal year. Draft contracts will be prepared and exchanged during the next quarter.

           Contracts providing for the acquisition by merger of GGB into SDC have been executed by both parties. Generally, the agreements call for SDC's acquisition of GGB and its Columbian operating subsidiary, Apus, for the exchange of 48,000 shares of SDC common stock plus a capital infusion by SDC of approximately $180,000 into the operations of GGB and Apus, which would then be SDC subsidiaries. Additionally, the President of both Companies will become a member of the Board of Directors of SDC and will serve as SDC's Executive Vice President. It is anticipated that the merger will close no later than May, 1997.

           SDC will establish a wholly-owned subsidiary, SDC PowerGen in Prague, Czech Republic, during April, 1997. The Managing Director will be Milan Netrh, former director ofInternational Sales for Skoda Diesel. The subsidiary will market and sell electrical generating and co-generating equipment using the components (engine, alternator, and electrical control system) of East European manufacturers. By establishing this company, the SDC product range of such equipment is expanded four-fold and the reliance on a single manufacturer, Skoda Diesel, is minimized. It is expected that the staffed office of SDC PowerGen will open in April, 1997 in Prague.

           Due to the above described corporate developments, the Company plans to sell up to 500,000 new shares of its common stock under SEC Rule 505, with the use of proceeds from such sale to be for working capital, to close the GGB acquisition, and to prepare for a secondary stock offering before the end of this fiscal year. The Company is preparing a Five Year Strategic Growth Plan and plans to have a secondary stock issuance to provide funding in order to capitalize on these developments.

           There can be no assurances that any of the matters discussed above will result in positive results for the Company.

           RESULTS OF OPERATIONS

           Three months ended February 28, 1997 as compared to three months ended February 29, 1996

           For the three month period ended February 28, 1997, the Company reported revenues of $1,308,495. The Company has posted $80,000 of performance bonds for orders received and expects release of said bonds during June, 1997.

           Costs of goods sold for the three month period ended February 28, 1997 was approximately 96.4% of sales. Management believes that costs of goods sold in the future may be a lower percentage if the Company is able to attain a more stable and favorable product mix. Orders shipped during this quarter were in conjunction with Skoda Diesel, which caused a high cost of goods.

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Cont'd)

            RESULTS OF OPERATIONS (Cont'd)

            Three months ended February 28, 1997 as compared to three months ended February 29, 1996 (Cont'd)

            Operating expenses for the three month period ended February 28, 1997 were approximately $191,148. Operating expenses in the quarter ended February 28, 1997, without including amortization and depreciation, decreased approximately 10% compared to the same operating expenses during the quarter ending February 29, 1996. Management expects operating expenses (non-depreciation and non-mortization), remain at this approximate level for the near future. Operating expense categories which exceeded $5,000, for the three month period ending February 28, 1997 were; Amortization & Depreciation $117,151; Office rent $10,000; Compensation & Salary $18,000; Travel & Lodging $9,904; and Telephone $5,425. Operating expense categories which exceeded $5,000 for the three month period ending February 29, 1996 were: Amortization & Depreciation $114,390: Freight $5,792; Office rent $11,695; Compensation & Salary $18,000; Travel & lodging $20,500; and Telephone &
            Facsimile $6,188.

            Six months ended February 28, 1997 as compared to six months ended February 29, 1996

            For the six month period ended February 28, 1997, the Company reported revenues of $1,335,579. The Company has posted $80,000 of performance bonds for orders received. Discussions have been made and are continuing with sources for export and sales financing which could help the Company develop its markets and customers.

            Costs of goods sold for the six month period ended February 28, 1997 was approximately 96% of sales. Management believes that costs of goods sold in the future may be a lower percentage if the company is able to attain a more stable and favorable product mix. Orders shipped during this period were in conjunction with Skoda Diesel, resulting in costs of goods which are higher than for sales without participation of Skoda Diesel.

            Operating expenses for the six month period ended February 28, 1997 were approximately $368,058. Operating expenses in the six months period ended February 28, 1997, without including amortization and depreciation, decreased approximately 51% compared to the same operating expenses during the prior year's two quarters ending November 30, 1995 and February 29, 1996. Management expects operating expenses (non-depreciation and non-amortization) to remain at this approximate level. Operating expense categories which exceeded $10,000, for the six month period ending February 28, 1997 were; Amortization & Depreciation $234,303; Office rent $21,000; Compensation & Salary $36,000; and Travel & Lodging $20,732.

            LIQUIDITY AND CAPITAL RESOURCES

            Net cash used for the Company's operating activities for the six month period ended February 28, 1997 was approximately $82,796. Net cash provided by the Company's investing activities for the six month period ended February 28, 1997 was approximately $62,985. Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans, the company will be required to obtain additional financing or equity capital. There is no assurance that such financing or equity capital will be available.

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Cont'd)

           LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

           Negative cash flows from the company's operating activities are anticipated to continue until the Company has established its distributors within its sales territories, has received and shipped orders, and has collected payment for such orders. The Company may encounter difficulties in financing the purchases of inventory necessary to complete orders. The company acknowledges that there can be no assurance that it will be able to obtain capital or financing until the time of such payment is received o+r that such capital or financing will be available. In the event the Company is unable to provide needed revenues to finance its ongoing operations or if the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

           Net cash provided by financing activities for the six months ended February 28, 1997 was approximately $27,500. This increase in net cash amounting to $27,500 was attributable to proceeds on loans from unrelated parties of $30,000 and proceeds from sale of common stock amounting to $15,000, net of repayment of loans from stockholders amounting to $17,500.

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