Form 10QSB
period 1997-05-31
SDC INTERNATIONAL INC \DE\
filed 1997-07-21
CIK 1005841

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    May 31, 1997

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 2,331,384 shares outstanding as of May 31, 1997.

                         SDC INTERNATIONAL, INC.
                                 INDEX


PART 1 - FINANCIAL INFORMATION:

     ITEM 1 - FINANCIAL STATEMENTS

           Balance Sheets May 31, 1997 (Unaudited)
           and August 31, 1996                                         1

           Statements of Operations (Unaudited)
           for the three months ended May 31, 1997
           and 1996                                                    2

           Statements of Operations (Unaudited)
           for the nine months ended May 31, 1997
           and 1996                                                    3

           Statement of Stockholders' Equity (Unaudited)
           for the nine months ended May 31, 1997                      4

           Statements of Cash Flows (Unaudited)
           for the nine months ended May 31, 1997
           and 1996                                                    5

           Notes to Financial Statements                             6 - 9

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10 - 12

PART II - OTHER INFORMATION                                           13

                          SDC INTERNATIONAL, INC.
                              BALANCE SHEETS

                                                     (Unaudited)
                                                        May 31,        August 31,
                                                         1997            1996
                                      ASSETS
Current assets:
     Cash                                           $     292,142    $      -
     Cash - restricted                                     83,194         80,932
     Accounts receivable                                  130,094           -
     Inventory                                             31,310         31,310
     Prepaid expenses                                       6,584          6,584
     Notes receivables - stockholder and
                         related parties                     -            62,985
          Total current assets                            543,324        181,811

     Machinery and equipment, net                       3,972,551      4,204,581
     Exclusive agency rights, net                         134,053        166,237
     Customer list, net                                   168,750        253,125
     Other assets                                           8,600         29,464

          Total assets                              $   4,827,278    $ 4,835,218


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $        -       $     3,711
     Accounts payable - related party                     440,269           -
     Accrued expenses                                      49,703         79,467
     Note payable - short term                             35,000           -
     Due to stockholder                                    48,050        111,302
          Total current liabilities                       573,022        194,480

Commitments and contingencies (Note 4)                       -              -

Stockholders' equity:
  Common stock $.001 par value, authorized
  10,000,000 shares,issued and
  outstanding 2,331,384 and 2,198,265
  shares, respectively                                      2,331         2,198
     Additional paid-in capital                         6,033,857     5,845,016
     Accumulated deficit                               (1,781,932)   (1,206,476)
          Total stockholders' equity                    4,254,256     4,640,738

Total liabilities and stockholders' equity          $   4,827,278   $ 4,835,218


              See accompanying notes to financial statements.

                         SDC INTERNATIONAL, INC.
                        STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MAY 31,
                              (UNAUDITED)

                                                   1997                 1996
Sales                                            $      -              33,367

Cost of goods sold                                      -              28,350

Gross profit                                            -               5,017

Expenses:
     Selling, general and administrative            118,943            77,619
     Depreciation and amortization                  117,152           114,390
     Management fees                                 18,000            18,000
Total expenses                                      254,095           210,009

Loss from operations before other income
  and provision for income taxes                   (254,095)         (204,992)

Other income (expense):
     Interest income                                  1,358             1,160
     Interest expense                               (11,824)             -

Loss before provision for income taxes             (264,561)         (203,832)

Provision for income taxes                             -                 -

Net loss                                        $  (264,561)     $   (203,832)

Primary loss per share:
     Loss from operations before other income
   and provision for income taxes               $      (.12)     $      (.10)
     Provision for income taxes                 $       -        $       -
     Net loss                                   $      (.12)     $      (.10)

Weighted average number of shares outstanding      2,289,011       2,145,427


                 See accompanying notes to financial statements

                         SDC INTERNATIONAL, INC.
                        STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED MAY 31,
                              (UNAUDITED)

                                                   1997             1996

Sales                                         $    1,335,579     $     45,456

Cost of goods sold                                 1,279,548           33,075

Gross profit                                          56,031           12,381

Expenses:
     Selling, general and administrative             216,698          279,749
     Depreciation and amortization                   351,455          307,545
     Management fees                                  54,000           54,000
Total expenses                                       622,153          641,294

Loss from operations before other income
  and provision for income taxes                    (566,122)        (625,093)

Other income (expense):
     Interest income                                   2,866            3,820
     Interest expense                                (12,200)            -

Loss before provision for income taxes              (575,456)        (625,093)

Provision for income taxes                              -                -

Net loss                                        $   (575,456)     $  (625,093)

Primary loss per share:
     Loss from operations before other income
   and provision for income taxes               $       (.26)     $      (.31)
     Provision for income taxes                 $       -         $      -
     Net loss                                   $       (.26)     $      (.31)

Weighted average number of shares outstanding      2,231,847        2,019,609


                   See accompanying notes to financial statements

                                  SDC INTERNATIONAL, INC.
                            STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE NINE MONTHS ENDED MAY 31, 1997
                                       (UNAUDITED)

                                                                Additional          Total
                                      Common Stock               paid-in         Accumulated       Stockholders'
                                  Shares        Amount           capital           Deficit           Equity
Balances at September 1, 1996     2,198,265     $     2,198     $  5,845,016     $ (1,206,476)     $     4,640,738

Sale of common stock, net of
 expense of $ 16,705                133,119             133          188,841           -                   188,974

Net loss for the nine months
 ended May 31, 1997                    -               -                -            (575,456)            (575,456)

Balances at May 31, 1997          2,331,384     $     2,331     $  6,033,857     $ (1,781,932)     $     4,254,256

                     See accompanying notes to financial statements.

                           SDC INTERNATIONAL, INC.
                          STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MAY 31,
                                (UNAUDITED)


                                                         1997             1996
Cash flows from operating activities:
     Net loss                                       $   (575,456)     $  (625,093)
 Adjustments to reconcile net loss to net
      cash used for operating activities:
     Amortization and depreciation                       351,455          307,545
     Decrease (increase) in:
          Accounts receivable                           (130,094)         537,280
          Inventory                                         -             (39,409)
          Restricted cash                                 (2,262)            -
          Other assets                                    17,998             -
          Prepaid expenses                                  -               6,400
     Increase (decrease)
in:       Accounts payable                                (3,711)            -
          Accounts payable - related party               440,269         (372,175)
          Accrued expenses                               (29,764)          (8,858)
               Net cash (used for) provided by
               operating activities                       68,435         (194,310)

Cash flows from investing activities:
     Acquisition of exclusive agency rights                 -            (150,000)
     Proceeds from collection of notes
    receivable - related parties                          62,985           14,608
     Acquisition of customer list                           -            (150,000)
     Purchase of machinery and equipment                    -              (1,946)
     Other assets acquired                                  -              (4,401)
               Net cash provided (used for) by
               investing activities                       62,985         (291,739)

Cash flows from financing activities:
     Proceeds from issuance of note payable               35,000             -
     Proceeds from stockholder                            32,500             -
     Proceeds from sale of common stock                  205,679         681,750
     Cost associated with private placement
   memorandum and sale of common stock                   (16,705)       (175,046)
     Repayment of loans from stockholder                 (95,752)        (36,196)
               Net cash provided by financing
               activities                                160,722         470,508

Net increase (decrease) in cash                          292,142         (15,541)

Cash at beginning of period                                 -             49,677
Cash at end of period                               $    292,142     $    34,136

Supplemental disclosures:
     Interest paid                                  $     12,200     $      -
     Income taxes paid                              $       -        $      -

Supplemental disclosure of non-cash
  investing activities:
     Issuance of 150,000 shares of common stock
   for acquisition of customer list                 $     -          $  187,500


                 See accompanying notes to financial statements.

                        SDC INTERNATIONAL, INC.
                     NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)

NOTE 1     -GENERAL

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

In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the fifth year (April, 1999) after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of it's common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company has valued such exclusive agency rights at $64,563 (51,650 x $1.25) which will be amortized on a monthly basis over five (5) years. For the three months ended May 31, 1997 and 1996, the Company has recorded amortization expense of $3,228 and $3,228, respectively.

In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea The Company paid Skoda a one-time fee of $50,000 for the acquisition of such exclusive rights in South Korea and a one-time fee of $100,000 for the acquisition of such exclusive rights in China.

The newly acquired agency rights from China and Korea are being amortized on a monthly basis over (5) five years. For the three months ended May 31, 1997 and 1996, the Company recorded $7,500 and $7,500, respectively, of amortization expense.

NOTE 3     -     NOTES PAYABLE

     Pursuant to a promissory note dated April 23, 1997, the Company borrowed $35,000 . The note bears interest at the prime rate and is payable ninety days from date of issuance.

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

Included in general and administrative expenses is rent expense which amounted to $9,318 and $10,500 for the three months ended May 31, 1997 and 1996, respectively.

     b)  Management agreement

On December 15, 1995 the Company and Worth entered into a management agreement with an individual for a period of three years. Pursuant to such agreement, the individual shall devote such time, attention and efforts to management services as may be reasonably required by the Company and Worth. The Company and Worth will pay such individual an amount equal to twenty-five percent (25%) of the gross profit from sales made by the Company. Such payments are payable monthly after the collection of receivables from said sales. For the three months ended May 31, 1997 and 1996, no payments were made or are due to such individual.

     c)  Significant customers and vendors

         i) For the three months ended May 31, 1997, the Company had no sales. Sales made during the three months ended May 31, 1996 totalled $33,367. For the nine months ended May 31, 1997 and 1996, the Company made sales to two companies totalling $1,335,579 and $45,456, respectively.

        ii) For the three and nine months ended May 31, 1997 and 1996, the Company purchased 100% of its cost of goods sold from Skoda and Double Seal Ring Company, two of its founding shareholders.

NOTE 4     -     COMMITMENTS AND CONTINGENCIES (Cont'd)

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

     a)  Accounts payable

        At May 31, 1997, the Company had accounts payable totalling $433,744 and $6,525, which were due to Skoda and Double Seal Ring Company, respectively, two of its founding shareholders.

     b)  Notes receivables - Stockholder and related parties

        From February 1995 to August 1995, the Company made loans at various terms. As of August 31, 1996 the balance amounted to $62,985, inclusive of accrued interest, from a shareholder and to entities which such shareholder is also an officer. Said shareholder is not an officer or director of the Company. These amounts were repaid during October 1996.

     c)  Accrued expenses

        Included in accrued expenses at May 31, 1997 and August 31, 1996 is $3,122 and $35,354, respectively of management services which are owed to an affiliate of the Company's President and Secretary.

NOTE 5     -     RELATED PARTY TRANSACTION (Cont'd)

     d)  Due to stockholder

        Included in due to stockholder at May 31, 1997 and August 31, 1996 is $0 and $18,252, respectively which represents the balance due an affiliate for the purchase of its customer list and $48,050 and $93,050, respectively due the Company's President and Secretary for funds advanced to the Company.

     e)  Management fees

        For the three months ended May 31, 1997 and 1996, the Company recorded $18,000 and $18,000 respectively for management fees and travel allowance to Worth, a founding stockholder. The Company's President and Secretary is a 50% shareholder of Worth.

NOTE 6     -     SUBSEQUENT EVENTS

     a)  Letter's of intent

     (i) The Company entered into a Letter of Intent dated August 23, 1996 with Krizik, a.s. ("Krizik"), a Company organized and registered in the Slovak Republic, to form a subsidiary to market, finance and sell
          Krizik's products (meters and related products).   As of May 31,
          1997, the Company is continuing its negotiations with Krizik.

     (ii) The Company has entered in to a Letter of Intent dated December 3, 1996 with Golden Grove Business, Inc. ("GGB") to merge GGB, and its operations as the authorized agent for Tantra, a.s. in Central and South America, and the Caribbean, into the Company. As of May 31, 1997, the Company is continuing its negotiations with GGB.

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

Contracts providing for the acquisition by merger of GGB into SDC have been executed by both parties. Generally, the agreements call for SDC's acquisition of GGB, for the exchange of 48,000 shares of SDC common stock plus a capital infusion by SDC of approximately $180,000 into the operations of GGB, which would then be a SDC subsidiary. Additionally, the President of GGB will become a member of the Board of Directors of SDC and will serve as SDC's Executive Vice President. It is anticipated that the merger will close no later than July 31, 1997.

SDC plans to establish a wholly-owned subsidiary, SDC PowerGen in Prague, Czech Republic, during July 1997. The subsidiary will market and sell electrical generating and co-generating equipment using the components (engine, alternator, and electrical control system) of East European manufacturers. By establishing this company, the SDC product range of such equipment is expanded four-fold and the reliance on a single manufacturer, Skoda, is minimized.

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

RESULTS OF OPERATIONS

Three months ended May 31, 1997 as compared to three months ended May 31, 1996

For the three month period ended May 31, 1997, the Company reported no revenues. The Company has posted $80,000 of performance bonds for orders received and expects release of said bonds during September 1997.

ITEM 2   -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS (Cont'd)

RESULTS OF OPERATIONS (Cont'd)

Three months ended May 31, 1997 as compared to three months ended May 31, 1996 (Cont'd)

Operating expenses for the three month period ended May 31, 1997 were approximately $254,095. Operating expenses in the quarter ended May 31, 1997, without including amortization and depreciation, increased approximately 53% compared to the same operating expenses during the quarter ending May 31, 1996. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future. Operating expense categories which exceeded $5,000, for the three month period ending May 31, 1997 were; amortization & depreciation $117,152; office rent $9,318; compensation & salary $18,000; travel & lodging $23,866; consulting $18,293; legal $5,657; marketing $35,720; taxes $9,150; interest $11,824 and telephone $5,425. Operating expense categories which exceeded $5,000 for the three month period ending May 31, 1996 were: amortization & depreciation $114,390: freight $5,537; office rent $14,818; compensation & salary $18,000; travel & lodging $13,487; and telephone & facsimile $9,554.

Nine months ended May 31, 1997 as compared to nine months ended May 31, 1996

For the nine month period ended May 31, 1997, the Company reported revenues of $1,335,579. The Company has posted $80,000 of performance bonds for orders received. Discussions have been made and are continuing with sources for export and sales financing which could help the Company develop its markets and customers.

Costs of goods sold for the nine month period ended May 31, 1997 was
approximately   96% of sales.  Management believes that costs of goods sold in the future may be a lower percentage if the company is able to attain a more stable and favorable product mix. Orders shipped during this period were in conjunction with Skoda Diesel, resulting in costs of goods which are higher than for sales without participation of Skoda Diesel.

Operating expenses for the nine month period ended May 31, 1997 were approximately $622,153. Operating expenses in the nine months period ended May 31, 1997, without including amortization and depreciation, decreased approximately 23% compared to the same operating expenses during the prior year's three quarters ending November 30, 1995, February 29, 1996 and May 31, 1996. Management expects operating expenses (non-depreciation and non-amortization) to remain at this approximate level. Operating expense categories which exceeded $20,000, for the nine month period ending May 31, 1997 were; amortization & depreciation $351,455; office rent $47,000; compensation & salary $54,000 marketing $35,720 and travel & lodging $44,598. Operating expenses which exceeded $20,000 for the nine month period ending May 31, 1996 were; amortization & depreciation $307,545; consulting $24,745; legal & accounting $44,518; compensation & salary $54,000; office rent $37,566; telephone & facsimile $21,632 and travel & lodging $54,345.

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS (Cont'd)

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by the Company's operating activities for the nine month period ended May 31, 1997 was approximately $68,435, whereas net cash used by operating activities during the nine months ended May 31, 1996 was $194,310, an increase in net cash provided of $262,745. The increase is primarily a result of an increase in net accounts receivable and payable of $145,070 and a decrease in net loss, net of depreciation, of $93,547. Net cash provided by the Company's investing activities for the nine month period ended May 31, 1997 was approximately $62,985 as opposed to net cash used by investing activities during the nine months ended May 31, 1996 of $291,739. Cash was provided during the nine months ended May 31, 1997 by collection of a note receivable from a related party while cash was used during the nine months ended May 31, 1996 primarily for acquisition of agency rights and customer lists totaling $300,000. Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans, the Company will be required to obtain additional financing or equity capital. There is no assurance that such financing or equity capital will be available.

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

Net cash provided by financing activities for the nine months ended May 31, 1997 and 1996 was approximately $160,722 and $470,508, respectively. These increases in net cash amounting to $160,722 and $470,508 were attributable to proceeds on loans from unrelated parties of $35,000 and $0 and net proceeds from sale of common stock amounting to $188,974 and $506,704, net of repayment of loans from stockholders amounting to $63,252 and $36,196

The Company's products are sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability.

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

                                         SDC INTERNATIONAL, INC.


July 21, 1997                            BY:/s/ Ronald A. Adams
                                         Ronald A. Adams, President


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                       July 21, 1997
Ronald A. Adams, Director and
President (Principal Executive
Officer and Principal Financial
Officer)


/s/Henry S. Green, Jr.                   July 21, 1997
Henry S. Green, Jr., Director