Form 10KSB
period 1997-08-31
SDC INTERNATIONAL INC \DE\
filed 1997-12-17
CIK 1005841

U. S. Securities and Exchange Commission
                    Washington, D. C. 20549


                          Form 10-KSB

(Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES ACT OF 1934

               For the year ended August 31, 1997

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-27520


                    SDC International, Inc.
     (Exact name of registrant as specified in its charter)


           Delaware                            75-2583767
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


2701 W. Oakland Park Boulevard
Ft. Lauderdale, Florida                          33311
(Address of principal                          (Zip code)
 executive offices)


            Issuer's telephone number (561) 882-9300


     Securities registered under Section 12(b) of the Act:

                              None


     Securities registered under Section 12(g) of the Act:

                 Common Stock, Par value $0.001
                      (Title of class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

     Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The aggregate market value of the voting stock on August 31, 1997 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $2,478,968 based upon the average bid and asked prices for such Common Stock on said date ($2.00), as reported by a market maker. On such date, there were 2,639,484 shares of the Registrant's Common Stock outstanding.

Item 1.  DESCRIPTION OF BUSINESS

     SDC International, Inc., (hereinafter referred to as the "Company") is a Delaware corporation formed in June, 1994 to market, sell, and finance Eastern and Central European industrial products such as diesel generators, co-generation equipment, electric metering systems, on/off-road trucks, tractors, and transport equipment such as buses, trolleys, trams, and airfreight containers.

     The Company currently acts as an exclusive distributor of Skoda engines in North, South and Central America, under an exclusive license from Skoda Interdiesel, a.s. ("Skoda").
Skoda products are principally piston combustion diesel, gas, and bio-gas engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power and complete energy for a variety of purposes. In April 1997, the Company acquired by merger the Panamanian company representing TATRA, a Czech truck manufacturer with ISO certification, to market and sell TATRA products in South and Central America. In August 1997, the Company became the exclusive North and South American distributor of Metal Kraft, a.s., a Czech manufacturer of metal pallets and containers whose customers include Mercedes Benz, BMW, and Volkswagen, and which, beginning in 1997, offers a line of airfreight cargo containers.

     Together with soliciting purchasers of its products, the Company's technical personnel work closely with the potential distributors as well as with end users, their engineers, and consultants to design or select the appropriate product to best address specific needs. The Company is the intermediary between the factories and the customers, facilitates the delivery of the equipment by processing the necessary documentation involved in the importation of the products, arranges customer financing and leasing of the products, and arranges for proper service and technical support needed for the product's operation.

SKODA INTERDIESEL, a.s.

     The Company sells a broad range of engines in several sizes and capacities. The Company's sales of such engines in fiscal 1997 amounted to $1,101,000. The Company's products have application in several markets including electrical power production and co-generation systems, locomotive engines, pump stations, direct drives for industrial engines, oil and gas drilling equipment, and complete power systems for use in hospitals, factories, commercial and governmental facilities. The products manufactured by Skoda and marketed by the Company are especially important in the lesser developed countries seeking to build infrastructure sufficient to support economic growth and development.

     The Company entered into an exclusive agency agreement with Skoda dated April 21, 1994 under which it is appointed as Skoda's exclusive agent in North, Central and South America for the marketing and sale of products of Skoda. The agreement provides that for the agreement to be not cancellable by Skoda, sales made within the foregoing territory shall be at least $15,000,000 per year by the close of the sixth year after execution of the agreement.

     Skoda, a manufacturer of heavy industrial engines and machinery, was formed in Czechoslovakia in 1899, and is one of the founding shareholders of the Company. Until recently privatized, Skoda was owned and controlled by the State and, from 1945, when Czechoslovakia came under control of Russia and the Communist Party, Skoda's products were made and distributed primarily into communist-controlled countries in Eastern Europe and the U.S.S.R.

     Despite its domination and control by the Communists after World War II, and through its privatization in 1991, Skoda has maintained a high standard of technical expertise and design in its product line. The emerging markets, especially those within Central and South America, areas of SDC's primary marketing concentration, seek electrical power systems, generating and co-generating equipment as that offered by SDC, and SDC believes it will remain competitive so long as its production wage rates remain stable relative to those of its competitors, whose production rates are much higher. Products of the Company match the technical expertise and versatility of competitors, while offering substantially lower costs. The Company's products meet all known regulations in the areas of its sales.

TATRA, a.s.

The Company is the exclusive distributor for TATRA vehicles, accessories and spare parts for Colombia with the right of first refusal to become the exclusive distributor for other countries of South and Central America. The Company became the exclusive distributor for TATRA through the merger into the Company of Golden Grove Business, Inc., which has held the exclusive rights beginning May 18, 1995.

     TATRA, a.s., is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck carrying 2.5 tons of payload was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the TATRA truck. The TATRA design enables quicker passage over rough terrain with significantly less vibration than that from more orthodox designs. The swing half axles together with the central backbone tube system create a stable base for a superstructure resistant to side oscillation. The trucks are offered in 4 by 4, 6 by 6, and 8 by 8 configurations with a turbocharged eight cylinder diesel engine with air-to-air intercooler. Engines are manufactured by TATRA, Deutz, or Cummins Diesel. The transmission is mechanical with a pneumatic gear shift booster, ten forward and two reverse speeds of the TATRA design. TATRA has ISO 9000 certification and TATRA trucks meet all EURO II regulations.

     During TATRA's peak production years of the 1980's and early 1990's, the factory produced over 17,000 vehicles per year. At present, TATRA produces about 3,000 vehicles annually, which is an increase from the lowest production year of 1995 when 2,000 trucks were produced. Historically, TATRA sold their products domestically and exported to China, the former Soviet Union, and Europe. The decrease in sales was attributed to the downturn in the economy and essentially lower demand for new trucks in the former Soviet Union and Eastern Europe, all due to the fall of the state's Communist economy and political system.

     The TATRA factory has been struggling with a lack of operating capital for several years and is burdened with bank credits of more than US$120,000,000. TATRA revenues in 1997 are projected to be US$240,000,000 compared to US$120,000,000 in 1996. TATRA reported a loss of US$30,000,000 in 1996 and expects no loss or a slight profit for 1997. This financial situation is similar to that of most other East European manufacturers who have had to reorganize to market their products to new markets and customers after the disintegration of the Communist economic system..

     On May 18, 1995, Golden Grove Business, Inc., ("GGB") executed an agreement with TATRA to become an exclusive distributor of TATRA vehicles, accessories and spare parts in Colombia with the right of first refusal to become the exclusive distributor for other countries in Central and South America. Late in 1995, GGB purchased two TATRA trucks to perform marketing tests and technical performance tests in Colombia. GGB obtained all necessary certifications and appropriate homologation to sell TATRA vehicles in Columbia. Tests were completed in March 1996 and the results were then submitted to the manufacturer. Tests confirmed the vehicles to be marketable and suitable for sale in Colombia.

     In February 1996 GGB entered into a non-exclusive dealership agreement with MAQUIAUTOS, Ltd., a construction equipment dealer in Bogota, Colombia, to sell and service TATRA trucks in Colombia. In July 1996, GGB, TATRA, and MAQUIAUTOS jointly exhibited five TATRA vehicles, including a race truck which won the Paris-Dakar Race in 1995, in one of the largest international exhibitions in Bogota, "XI Feria Internacional de Bogota". After the exhibition, the trucks were further used for demonstrations to potential customers and, thereafter, all were sold.

     In the beginning of 1997, GGB and the Company entered into an agreement providing for the merger of GGB into the Company. The merger closed beginning on April 24, 1997. Following the merger, the Company has concentrated its efforts on arranging capital to properly fund sales and marketing of TATRA products.


Metall Kraft, s.r.o.

     On August 21, 1997, the Company executed an exclusive agreement with Metall Kraft, s.r.o., a Czech manufacturer producing metal pallets, warehouse transportation equipment, and transport cargo containers, to market and sell all such products in North, Central and South America.

     Through privatization, the current owners of Metall Kraft purchased in 1994 the company CSAO, a state owned company which for several decades produced automobile and truck bodies, repaired truck bodies and maintained a metal fabrication facility. During the same year, the company changed its name from CSAO to Metall Kraft and began manufacturing metal transport containers and pallets for customers such as Mercedes Benz, BMW, Volkswagen-Skoda and Nedcar. Shortly thereafter, Metall Kraft added the manufacturing, assembly and installation of warehouse storage and conveyor systems for manufacturing facilities. The Metall Kraft facility is slightly more than 300,000 square feet located in an industrial zone in the southern region of the Czech Republic. Metall Kraft employs 150 workers and holds manufacturing quality certificate type CZ-10200.


General

The Company is dependant upon certain foreign suppliers for its products. As such, the Company faces risk of the inability to obtain products in the event of production problems at these suppliers due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of these suppliers to fulfill orders of the Company and over which the Company has no control. In the event these suppliers were unable to fulfill the Company's orders, it might have to suspend its business until such supply problems were corrected by the supplier or until alternative suppliers were located, none of which can be assured. Additionally, although the Company pays its suppliers in U.S. Dollars, currency fluctuations may adversely affect the prices charged by the Company. The Company's sales are made in U.S. Dollars but currency fluctuations may make its prices non-competitive to its customers.

     There is also the potential for political instability in the Czech Republic which may result in a loss of the Company's assets located there.

     The Company was formed in 1994 by Skoda Diesel, Double Seal Ring Company, Inc., and Worth Capital Group (since renamed WCG Holdings, Inc.) with the view toward introducing and marketing the Skoda line of engines and related products in the area of its exclusive license and, also, globally, where it holds non-exclusive agency rights. Skoda, with a long history of quality manufacturing and technical expertise, combined with Double Seal Ring Company, a U.S. manufacturer of industrial piston rings which are important components of all diesel/gas engines, and Worth Capital Group, whose business involves international consulting in the areas of marketing and financing to form SDC International, Inc.

     Skoda Diesel, a.s., founded in 1899 in the Czechoslovakia and whose operations are now known as Skoda Interdiesel, a.s., has produced hundreds of diesel locomotives and thousands of diesel and gas engines. Its products meet or exceed the most demanding technical requirements. Among the shareholders of Skoda Diesel is Skoda Plzen, a.s., one of the largest producers of steam and turbine generating systems in the world. With Skoda's impressive lineage and with the reputation of the Czech Republic as one of the foremost industrial nations of the world, the Company's sales efforts are greatly enhanced.

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

     WCG Holdings, Inc., was incorporated in Texas in January 1990. It is a financial and technical services company with experience in petrochemical, natural gas, steel facilities and in international trading. More importantly, WCG and its affiliates have conducted business in more than thirty nations and have worked with many of the world's largest industrial corporations. Finally, WCG has had dealings with and has participated in projects in conjunction with the World Bank, the Inter-American Development Bank, the European Bank for Reconstruction and Development, the Asia Development Bank, and others, and has been registered with the World Bank system.

     Upon its organization, the Company acquired in exchange for 448,350 shares of its common stock (representing approximately 21% of the then outstanding shares) several hundred items of machinery and equipment which is utilized in the Skoda factory in Prague, Czech Republic, in the manufacture of diesel and gas powered generating systems. See "Item 4 - Properties". Accordingly, approximately 85% of the Company's assets are located in the Czech Republic with the balance in the United States. It is anticipated that most revenues will result from sales to customers in North, Central and South America.

Item 2.  DESCRIPTION OF PROPERTY

     The Company has its primary offices at 2701 West Oakland Park Boulevard, Ft. Lauderdale, Florida 33311, where sales and marketing functions are performed. The offices are inside a 40,000 square foot facility owned by an unrelated party. The executive office of the Company is located in Palm Beach, Florida. In Bolivia, the Company, through Skobol, s.a. occupies a 6,000 square foot facility owned by an unrelated party. The annual office rental payments of the company total approximately $60,000, and are on a month to month basis.

     The machinery and equipment of the Company consists of several hundred pieces of production machines, tools, and fixtures, ranging from tables to large scale milling and grinding systems. All machinery and equipment is located within the Skoda Interdiesel factory in the Czech Republic and is in good working condition. A full listing of the machinery and equipment is included in the Exhibits to the Company's Registration Statement on Form 10-SB.

     The Company believes that its existing offices and related facilities are adequate for the foreseeable future and that, depending on additional products and sales, similar and/or additional offices and locations can be acquired on reasonable terms.


Item 3.   LEGAL PROCEEDINGS

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Company did not submit any matters to a vote of the security holders during its fiscal year ending August 31, 1997.


                            PART II


Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          The Company's Common Stock was approved on July 29, 1996 by the National Association of Securities Dealers (NASD) for trading on the Over-the-Counter Bulletin Board system.
The following table sets forth representative high closing ask and low closing bid quotes as reported by a market maker, during the period from July 29, 1996 through September 30, 1997. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and does not necessarily represent actual transactions.


    Calendar period               Low bid    High ask
July, 1996 - September, 1997       $3.00      $5.25
October, 1996 - December, 1996      2.00       5.75
January, 1997 - March, 1997         1.00       4.12
April, 1997 - June, 1997            1.25       3.625
July, 1997 - September, 1997        1.50       3.75


    As of August 31, 1997, there were approximately 280 holders of record of the Company's Common Stock, although the Company believes that there are approximately 100 additional beneficial owners of shares of Common Stock held in street name. As of August 31, 1997, the number of shares of Common Stock outstanding of the Company was 2,639,484.

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



Item 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FOR THE YEAR ENDED AUGUST 31, 1997 AS COMPARED TO THE YEAR
             ENDED AUGUST 31, 1996

     During most of fiscal year ending August, 1997, the Company continued with its development plans. Orders shipped amounted to just over $1,100,000. To date, the Company's sales relate to those products which are large electrical generating sets which take several months to produce and assemble. The Company records revenue when products are shipped. Two such orders were delivered during the year. Management believes sales and deliveries will continue to be sporadic until a more steady flow of orders exist.

     The Company consumated a merger with the Panamanian company Golden Grove Business ("GGB"), which was the Central and South American distributor for Czech heavy-duty truck manufacturer TATRA. The merger agreement provided for the acquisition of one-hundred percent of the outstanding shares of GGB to be acquired by the Company for 48,000 shares of restricted common stock of the Company, along with the investment of approximately $120,000 into GGB. Additionally, the president of GGB became the Executive Vice President and a Director of the Company. TATRA, a.s., is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the TATRA truck. Engines are manufactured by TATRA, Deutz, or Cummins Diesel. TATRA has ISO 9000 certification and TATRA trucks meet all EURO II regulations.

During the fourth quarter of 1997, the Company established a division known as SDC - Prague, s.r.o., in the Czech Republic. SDC Prague plans to market and sell electrical generating and co-generating equipment using the components of East European manufacturers.

By the close of the fiscal year, a final agreement had been executed with Metall Kraft, Ltd., a Czech manufacturer which provides containers for Mercedes Benz, Volvo, BMW and other well known companies. The agreement establishes the Company as the exclusive distributor for Metall Kraft's newly licenses airfreight cargo containers for all airline companies in North and South America.

During the final month of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-seven year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition is to close on or before November 18, 1997.

The Company has temporarily suspended its plans to sell and finance inventories of Slovakian manufacturer Krizik, a.s. In order to proceed with such sales and financing activities, the Company needs to arrange additional financing. In the meantime, management has pursued other opportunities which may result in more immediate benefit to the Company. The Company began a Regulation D Rule 505 offering of its common stock during 1997 which provides for raising of an additional $750,000 maximum for the Company. The Five Year Growth Plan was completed in August 1997 and management is exploring different sources of additional capital and reviewing different methods of obtaining additional capital for the Company in order to execute its five year plan.

Market research continued and lists of potential distributors for the Company's products were compiled and studied by management. Updated industry reports from various United States Embassies were received and reviewed. Marketing brochures were prepared and distributed and technical workshops were held at the factory of Skoda Interdiesel in Prague, Czech Republic. The Board of Directors studied proposals and opportunities for multilateral product trading of industrial and consumer products between Eastern Europe, United States and South America. Samples of the Company's products were sent to several locations.

     The Company discussed at considerable length the possibility of acquiring Skoda Interdiesel's operations and negotiations are continuing. Management and shareholder control of Skoda Diesel changed in 1996, and the Company believes that if an acquisition can be made on terms favorable to the Company, any potential negative effects of the management and shareholder changes of 1996 will be eliminated and the Company could exert total control over this supplier. Management continues to work closely with the management in place at Skoda Interdiesel and relationships with most of the continuing management remain very good. Discussions continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets. Overall, fiscal year 1997 was again less than expected regarding sales and revenues, but fiscal 1997 was much more than expected in terms of furthering market and product development activities of the Company.

     There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

     Operating expenses for 1997 were more than in operating year of 1996 due primarily to the expansion of management and the development of additional product lines needed in order to enhance future growth and revenues of the Company. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the fact that the Company is a fully reporting 12 (g) company, due to the planned acquisition of new product lines, the acquisition of the TATRA distributor GGB, the planned acquisition of Skobol, s.a., and, also, due to the extensive discussions and negotiations in the Czech Republic regarding the possible acquisition of Skoda Interdiesel.

     Total expenses were $874,384 in 1996 and $1,183,940 in 1997, which indicates an increase of $309,556. However, depreciation and amortization and equipment related write-offs increase in 1997 over 1996 was $455,774. Non-cash expense items as depreciation and amortization, the writedown/loss on disposal of machinery and equipment values, and the payment for additional consulting services accounted for more than sixty-five percent (65%) of the expenses for 1997. During the fourth quarter of 1997, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $1,203,099 for the year ended August 31, 1997 includes certain non-cash charges as follows:

        Depreciation and Amortization        $ 450,129
        Issuance of common stock as
          consideration of services            171,250
        Loss on disposal of assets             437,088
                                             __________
        TOTAL NON-CASH CHARGES               $1,058,467

Accordingly, the Company's cash loss before the above charges amounted to approximately $144,632.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used for the Company's operating activities for the fiscal year 1997 amounted to $105,436 whereas the net cash used for operating activities for 1996 amounted to $216,866. Net cash provided (+) by financing activities in 1997 was $180,984 compared to $510,542 in 1996. Net cash used (-) for investing activities in 1997 was $60,349 compared to $343,353 in 1996. Therefore, total cash (restricted and non-restricted) at the end of the year 1997 was $346,131 compared to $80,932 for 1996. The Company has two bank lines of credit which provide short-term borrowings up to $220,000. Interest on advances is payable quarterly at a fixed rate of 4.32% The lines of credit expire October 19, 1997. The outstanding balance was $215,000 as of August 31, 1997. The lines of credit are secured by a certificate of deposit amounting to $250,000. During October 1997, such lines of credit were repaid.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring possible sources of additional capital and is reviewing possible methods to obtain such additional capital, as needed. There is no assurance that such financing or capital will be available. The Company had positive working capital as of August 31, 1997, of $37,614. However, approximately $40,514 of the liabilities of the Company were due to founding shareholders. With considering this liability as being non-current, the Company would have a positive working capital of approximately $78,128.

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

On February 24, 1997, the Company commenced and privately offered a second private placement memorandum pursuant to Rule 505 of Regulation D, on a best efforts basis, of no more than 500,000 shares of common stock in a ninety-day period (before extensions) of its $0.001 par value common stock at a price of $1.50 per share before deducting commissions and non-accountable expenses. These expenses aggregate up to 13% of the gross offering price which is payable by the Company to members of the NASD, financial advisors, purchaser representatives, and individuals legally entitled to receive such commissions. During the year ended August 31, 1997, the Company sold an aggregate of 190,119 shares.

On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of August 31, 1997, no options had been granted.

On October 10, 1997, the Company signed a Letter of Intent with an underwriter to proceed on a "Firm Commitment" basis with a secondary offering of the Company's common stock and redeemable warrants ("the Warrants"). The Company plans to offer 1,000,000 shares of common stock and 1,000,000 warrants. The 1,000,000 shares and warrants will be offered to the public at a price of $6.00 per share and $0.125 per warrant, respectively. The total gross offering amounts to $6,125,000. The Company, if necessary, will effect a reverse stock split in order to complete the secondary offering at a price of at least $6.00 per share. Each warrant, which is redeemable within 60 months, entitles the holder thereof to purchase one share of common stock at 120% of the offering price of common shares. The warrant may be redeemed by the Company at $0.10 each after the common shares have traded at 150% of the offering price of common shares for ten consecutive days.

The Company's products are sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability.


Item 7.  FINANCIAL STATEMENTS

         Please see the attached Financial Statements


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                            PART III


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT

    The Directors, Executive Officers, Promoters, and Control
Persons of the Company, with a brief description, are as follows:

     Name                Age            Position

Ronald A. Adams           46            President and Director

Henry S. Green, Jr.       65            Secretary and Director


Each director was originally elected in 1994. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually, and serve at the discretion of the Board of Directors. There are no family relationships between or among any officers or directors of the Company.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending August 31, 1997, all filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with.



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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table contains information as of August
31, 1997, as to the number of Shares of Common Stock which is beneficially owned by (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a Director of the Company, and (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding Shares held by said individuals or entities. There is only one class of security of the Company, Common Stock.


Title of Class:  Common Equity Shares
Name and Address            Number of Shares         Percentage

Skoda Interdiesel, a.s.
Krizova 1018
150 05 Praha 5
Czech Republic                   500,000                18.94

WCG Holdings, Inc.
1530 N. Lake Way
Palm Beach, FL  33480            500,000                18.94

Double Seal Ring Company, Inc.
2065 Montgomery Street
Fort Worth, TX 76107             400,000                15.15

Ronald A. Adams (2)              500,000                18.94

Henry S. Green, Jr. (3)          400,000                15.15

All Officers & Directors
as a Group (2) and (3)           900,000                34.09


Footnotes:

     (1) Based on 2,639,484 shares outstanding. Goes not include 40,000 Common Stock Purchase Warrants outstanding.

     (2) Owned by WCG Holdings, Inc. Mr. Ronald A. Adams,
         President of the Company, is an affiliate of WCG
         Holdings, Inc.

     (3) Owned by Double Seal Ring Company, Inc. and its two major shareholders. Mr. Henry S. Green, Jr.,
         Secretary of the Company, is an affiliate of Double
         Seal Ring Company, Inc.




Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In September 1994, the Company issued 1,400,000 shares of its Common Stock to its founding shareholders. Of the total 1,400,000 shares issued, 500,000 and 400,000 shares were issued to WCG Holdings, Inc. and Double Seal Ring Company, Inc. and were valued at par value of $.001 per share. Also during

September 1994, pursuant to the founding shareholders' agreement, Skoda contributed machinery and equipment with an independently certified appraised value of $4,469,064 in exchange for 448,350 shares of the Company's common stock ($9.97 per share). Additionally, effective April 21, 1994, the Company executed an exclusive agency agreement with Skoda, pursuant to which the Company obtained the right to act as Skoda's exclusive agent in North, Central and South America, and as a non-exclusive agent throughout the remainder of the world. In consideration of these rights, the Company issued 51,650 shares of its common stock to Skoda Diesel, a.s. ($1.25 per share).

     The Company has made secured and unsecured short-term loans at various terms amounting to $89,500 to non-affiliated entities of which one of the Company's minority shareholders is an officer and shareholder. Said minority shareholder is not an officer or director of the Company. Each of said loans have been paid in full.

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

     For the year ended August 31, 1997, the Company recorded $72,000 for management fees to the Company's President. The Company's President has served as a Financial Advisor to Skoda and Double Seal, and is a 50% beneficial shareholder of WCG Holdings, Inc. The Company's President has loaned $93,050 to the Company which is non-interest bearing and due on demand. The balance due as of August 31, 1997 is $27,036.

     Effective January 1, 1997, the Company rents its executive office on a month-to-month basis from its President with monthly payments amounting to $3,000.



Item 13.  FINANCIAL STATEMENTS AND EXHIBITS


     (a) Please see the attached Financial Statements

     (b) Exhibits: (filed with original filing)

         (1) (Articles) Certificate of Incorporation - incorporated by reference into Exhibit 15 (b)(1) on Registrant's Form 10SB file number 0-27520.

         (2) By-Laws of the Company - incorporated by reference into Exhibit 15 (b) (2) on Registrant's
              Form 10SB file number 0-27520.

         (3)  Material Contracts

            (a) Shareholder Agreement - incorporated by
                reference into Exhibit 15 (b) (4) (a) on
                Registrant's Form 10SB file number 0-27520.

                (i) "Expert's Opinion-
                     Certified Appraisal - incorporated by
                     reference into Exhibit 15 (b) (4) (a) (i) on Registrant's Form 10SB file number 0-
                     27520.

                (ii) Bill of Sale and Transfer - incorporated
                     by reference into Exhibit 15 (b) (4) (a)
                     (ii) on Registrant's Form 10SB file number
                     0-27520.

            (b) Exclusive Agency Agreement - incorporated by
                reference into Exhibit 15 (b) (4) (b) on
                Registrant's Form 10SB file number 0-27520.

            (c) Agreement to Merge Golden Grove Business, Inc.
                into SDC International, Inc., dated January
                31, 1997 between SDC International, Inc., and
                Golden Grove Business, Inc.

            (d) Exclusive Agency Agreement dated August 21,
                1997, between Metall Kraft, s.r.o., and SDC
                International, Inc.

            (e) Purchase and Sale Agreement dated 18th day of
                November, 1997 between SDC International, Inc.
                and Motokov International, joint stock company.

                             SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this request to be signed on its behalf by the undersigned, thereto duly authorized.

                                        SDC International, Inc.
                                            (Registrant)


Date:  Dec. 15, 1997                    By:/s/Ronald A. Adams
                                           Ronald A. Adams, President


        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:  Dec. 15, 1997                    /s/Ronald A. Adams
                                        Ronald A. Adams, Director
                                        and President (Principal
                                        Executive Officer and
                                        Principal Financial Officer)



Date:  Dec. 15, 1997                    /s/Henry S. Green, Jr.
                                        Henry S. Green, Director