Form 10QSB
period 1997-11-30
SDC INTERNATIONAL INC \DE\
filed 1998-03-24
CIK 1005841

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[xx]
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1997

                                or

[ ]
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

 For the transition period from   to


Commission File Number:      0-27520

                     SDC International, Inc.
      (Exact name of registrant as specified in its charter)

 Delaware                                          75-2583767
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

2701 W. Oakland Park Boulevard, Ft. Lauderdale, FL      33311
(Address of principal executive offices)             (Zip Code)

                          (561) 882-9300
       (Registrant's telephone number, including area code)


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

               APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 2,976,818 shares outstanding as of November 30, 1997.

             SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                              INDEX


PART 1 - FINANCIAL INFORMATION:

 ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheets November 30, 1997 (Unaudited)
  and August 31, 1997                                              1

 Consolidated Statements of Operations (Unaudited)
  for the three months ended November 30, 1997 and 1996            2

 Consolidated Statement of Stockholders' Equity (Unaudited)
  for the three months ended November 30, 1997                     3

 Consolidated Statements of Cash Flows (Unaudited)
  for the three months ended November 30, 1997 and 1996            4

 Notes to Consolidated Financial Statements                      5 - 9

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II - OTHER INFORMATION

                  SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                              ASSETS    (Unaudited)

                                                       November 30,      August 31,
                                                           1997            1997
Current assets:
   Cash                                               $   201,313        $    15,199
   Cash - restricted                                       80,960            330,932
   Accounts receivable                                    143,627               -
   Inventories                                            426,688               -
   Other current assets                                    18,188             23,778
   Total current assets                                   870,776            369,909

  Machinery and equipment, net                          3,419,803          3,489,341

Other assets:
   Deferred consulting costs                              194,400               -
   Exclusive agency rights, net                           239,514            263,485
   Customer list, net                                     112,500            140,625
   Deferred offering costs                                 50,000               -
   Other assets                                            19,812              7,643
   Total other assets                                     616,226            411,753

  Total assets                                        $ 4,906,805         $4,271,003


 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                   $    54,082         $   53,793
   Accrued expenses                                        86,114             36,467
   Notes payable                                          100,000            215,000
   Due to officer                                          27,739             27,036
   Total current liabilities                              267,935            332,296

  Excess of net assets acquired over costs, net           545,471               -

  Commitments and contingencies (Note 6)                     -                  -

Stockholders' equity:
 Common stock $.001 par value, authorized
 10,000,000 shares, issued and outstanding
 2,976,818 and 2,639,484 shares, respectively               2,977              2,639
 Additional paid-in capital                             6,827,130          6,345,643
   Accumulated deficit                                 (2,736,708)        (2,409,575)
   Total stockholders' equity                           4,093,399          3,938,707

  Total liabilities and stockholders' equity          $ 4,906,805         $ 4,271,003


              See accompanying notes to financial statements.

                    SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                (UNAUDITED)


                                                          1997            1996
  Sales                                               $   52,345          $  27,072

  Cost of goods sold                                      25,494             17,337

  Gross profit                                            26,851              9,735

Expenses:
    Selling, general and administrative                   232,107            59,758
    Depreciation and amortization                         122,589           117,152
  Total expenses                                          354,696           176,910

Loss from operations before other income
  (expense) and provision for income taxes               (327,845)         (167,175)

Other income (expense):
   Amortization of excess of net assets acquired
   over costs                                              14,000              -
    Interest income                                         3,706               754
    Interest expense                                      (12,311)             -
    Foreign currency exchange loss                        ( 4,683)             -
  Total other income (expense)                                712               754

  Loss before provision for income taxes                 (327,133)         (166,421)

  Provision for income taxes                                 -                 -

  Net loss                                            $  (327,133)       $ (166,421)

Basic:
    Net loss                                          $      (.12)       $     (.08)

  Weighted average number of shares outstanding         2,790,484         2,204,265


              See accompanying notes to financial statements.

                  SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED NOVEMBER 30, 1997
                                (UNAUDITED)

                                                                         Additional                  Total
                                                      Common Stock       paid-in      Accumulated    Stockholders'
                                                 Shares      Amount      capital      Deficit        Equity

Balances at September 1, 1997                   2,639,484     $  2,639    $ 6,345,643  $(2,409,575)  $  3,938,707

Issuance of common stock in connection
 with private placement memorandum, net
     of offering costs of $43,000                 172,334          172        215,328        -            215,500

Issuance of common stock as consideration
      for services                                165,000          166        266,159        -            266,325

Net loss for the three months ended
      November 30, 1997                              -             -             -         (327,133)     (327,133)

   Balances at November 30, 1997                2,976,818     $  2,977    $ 6,827,130   $(2,736,708)  $ 4,093,399


              See accompanying notes to financial statements.

                  SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED NOVEMBER 30,
                                (UNAUDITED)


                                                          1997            1996
Cash flows from operating activities:
    Net loss                                              $ (327,133)     $ (166,421)
Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                            122,589         117,152
  Common stock issued as consideration
     for services                                             12,977            -
  Decrease (increase) in:
    Accounts receivable                                         -            (27,072)
    Other current assets                                       5,590          12,000
  Increase (decrease) in:
    Accounts payable                                          (9,679)         (2,923)
    Accounts payable - related party                            -             17,337
    Accrued expenses                                          49,647           9,296
    Net cash (used for) operating activities                (146,009)        (41,385)

Cash flows from investing activities:
    Proceeds from restricted cash account                    249,972            (754)
    Payment for acquisition of subsidiary                    (78,000)           -
  Proceeds from collection of notes receivable
    - related parties                                           -             62,985
    Net cash provided by investing activities                171,972          62,985

Cash flows from financing activities:
    Proceeds from issuance of note payable                   100,000          10,000
    Proceeds from stockholder                                 20,703           3,400
    Proceeds from private placement memorandum               317,448          15,000
   Costs associated with private placement memorandum        (43,000)           -
    Repayment of loans from stockholder                      (20,000)        (50,000)
    Repayment of line of credit                             (215,000)           -
   Net cash provided by (used for) financing activities      160,151         (21,600)

  Net increase in cash                                       186,114            -

  Cash at beginning of period                                 15,199            -
  Cash at end of period                                   $  201,313       $    -

Schedule of non-cash investing activities:
  Excess of net assets acquired over costs in connection
     with acquisition of subsidiary                       $  559,471
  Issuance of common stock pursuant to consulting
     agreement                                            $  194,400       $


              See accompanying notes to financial statements.

NOTE 1   -    ORGANIZATION

         SDC International, Inc., ("the Company") was incorporated in the State of Delaware for the purpose of developing and marketing an exclusive agency agreement acquired from Diesel, a.s. (formerly known as Skoda Diesel, a.s.) ("Skoda") to sell a broad range of Skoda's products which are primarily comprised of piston combustion diesel engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power. Skoda was formed in Czechoslovakia in the year 1899.

         During April 1997, the Company acquired the outstanding common stock of Golden Grove Business, Inc., ("GGB"), a Panama Corporation. During November 1997, the Company acquired the outstanding common stock of Skobol, S.A., ("Skobol"), a Bolivia Corporation.

         The Company's machinery and equipment is located in the Czech Republic.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at August 31, 1997, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2  -  EXCLUSIVE AGENCY RIGHTS, NET

      a) On April 21, 1994, one of the founding stockholders executed an exclusive agency representation letter agreement as agent of the Company with Skoda pursuant to which the Company was appointed as Skoda's exclusive sales agent in North, South and Central America with the exception of the country of Peru. In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the sixth year after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company issued 51,650 shares of its common stock to Skoda.

     b) In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea based upon the following terms:

          South Korea
          i) During the year 1997, sales to South Korea must be in the amount of at least $2,400,000.
          ii) During the year 1998, sales to South Korea must be in the amount of at least $3,600,000.
          iii)Each year thereafter, sales to South Korea must be in the amount of at least $5,000,000.

         The Company paid Skoda a one-time fee of $50,000 for the acquisition of such exclusive rights.

NOTE 2  - EXCLUSIVE AGENCY RIGHTS, NET (Cont'd)

       b)(Cont'd)

          China
          i) During the year 1997, sales to China must be in the amount of at least US $3,000,000.
          ii) During the year 1998, sales to China must be in the amount of at least US $4,500,000.
          iii)During the year 1999, sales to China must be in the amount of at least US $6,000,000.

          The Company paid Skoda a one-time fee of $100,000 for the acquisition of such exclusive rights. The agency rights from China and Korea are amortized on a monthly basis over (5) years.

          On April 18, 1996, the Company entered into a modification agreement whereby all such sales levels were postponed for one year.

NOTE 3 -  ACQUISITIONS

          a) On April 24, 1997, the Company acquired for $120,000 plus 48,000 common shares all the issued and outstanding common stock of GGB. GGB had acquired an exclusive agency contract with Tatra a.s. (a Czech Republic truck manufacturer) to market and sell Tatra's products. The Company amortized such agency rights over the estimated remaining useful life of four years. Accordingly, for the three months ended November 30, 1997, amortization expense amounted to $13,242.

          b) On November 18, 1997, the Company acquired 100% of the common stock of Skobol Joint Stock Company ("Skobol") from Skobol's parent, Motokov International Joint Stock Company for $78,000. The acquisition was retroactively effective to September 1, 1997. The acquisition was accounted as a purchase with the results of Skobol included from the acquisition date. Skobol is a distributor of Czech Republic products within the country of Bolivia.

            The acquisition of Skobol resulted in an excess of net assets acquired over costs of $559,471 after application to all non current assets acquired. This amount is being amortized on a straight-line basis over ten years from date of acquisition.

NOTE 4  -  NOTE PAYABLE

          a) The Company had two bank lines-of-credit which provided short-term borrowings up to $220,000. Interest on advances was payable quarterly at a fixed rate of 4.32%. The lines-of-credit expired on October 19, 1997 and were secured by a certificate of deposit amounting to $250,000. During October 1997, such lines of credit were repaid.

          b) During October 1997, the Company borrowed $100,000 from an individual which is payable in 180 days at an interest rate of 14%. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration.

NOTE 5 - STOCKHOLDERS' EQUITY

         a) On February 24, 1997, the Company commenced and privately offered pursuant to rule 505, Regulation D, on a best efforts basis, no more than 500,000 shares of common stock in a ninety-day period (before extentions) of its $.001 par value common stock at $1.50 per share before deducting discounts, commissions and non-accountable expenses. During the three months ended November 30, 1997, the Company sold an aggregate of 172,334 shares yielding net proceeds of $274,448.

         b) 1997 Non-qualified stock option plan

            On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("the Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representative, officers and directors of the Company. As of November 30, 1997, the Company issued 150,000 shares pursuant to the Plan. Such shares have been valued at $253,200 representing 75% of the average market value during the month of issuance as a result of the liquidity of the Company's stock. In connection with the issuance of such shares, the Company received $58,800 and the remaining balance amounting to $194,400 has been recorded as deferred consulting costs to be amortized on a monthly basis over 12 months.

NOTE 6  -  COMMITMENTS AND CONTINGENCIES

      a) Lease agreement

         The Company leased its administrative office pursuant to a signed lease agreement commencing July 1, 1995 and expiring on June 30, 1997. Such leases required monthly payments of $3,500. Effective December 1996, the Company terminated this lease whereby a security deposit amounting to $18,000 was used as part of the cancellation settlement. Effective January 1, 1997, the Company rents its executive office on a month to month basis from its President with monthly payments amounting to approximately $3,000.

         Included in general and administrative expenses is rent expense which amounted to $9,434, and $10,500 for the three months ended November 30, 1997 and 1996.

      b) Concentration of credit risk

         Due to its current limited sales, the Company has a high concentration of credit risk until such transactions are completed. The Company is actively seeking sales outside of the United States. If such sales occur, the revenue and subsequent collections will be subject to the fluctuations such sales generate, both from currency and political changes. The Company's machinery and equipment is located in the Czech Republic. The Company's primary source of inventory is currently Skoda and Tatra and as such, it is subject to their risks of business and their continued financial health, as well as the risks associated with foreign businesses, both from currency and political changes.

       c)Management agreement

         On December 15, 1995 the Company and Worth entered into a management agreement with an individual in Eastern Europe for a period of three years. Pursuant to such agreement, the individual shall devote such time, attention and efforts to management services as may be reasonably required by the Company and Worth. The Company and Worth will compensate such individual an amount equal to twenty-five percent (25%) of the gross profit from sales generated by such individual in Eastern Europe. Such payments are payable monthly after the collection of receivables from such sales. There are no amounts currently payable under this agreement.

       d)Finder's fee agreement

         On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime shall result in a finder's fee to Prime of two percent (2%) of the gross sales price or ten percent (10%) of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. There are no amounts currently due under this agreement.

       e)Dependence on Skoda and Tatra

         The Company's operations are dependent on Skoda and Tatra since Skoda is responsible for the manufacturing of all of the Company's products and Tatra for making available sufficient inventory. The Company faces risks of the inability to obtain products in the event of production problems due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of Skoda and Tatra to fulfill orders of the Company.

       f)Letter of intent

         On October 10, 1997, the Company signed a Letter of Intent with an underwriter to proceed on a "Firm Commitment" basis with a secondary offering of the Company's Common Stock and redeemable Warrants ("the Warrants"). The Company will offer 1,000,000 shares of common stock and 1,000,000 Warrants. The 1,000,000 shares and Warrants will be offered to the public at a price of $6.00 per share and $.125 per Warrant, respectively. The total gross offering amounts to $6,125,000.

         Each Warrant, which is redeemable in 60 months, entitles the holder thereof to purchase one share of Common Stock at 120% of the offering price of Common shares. The warrant may be redeemed by the Company at $.10 each after the common shares have traded at 150% of the offering price of the common shares for 10 consecutive days.

NOTE 7  - RELATED PARTY TRANSACTIONS

      a) Acquisition of exclusive agency rights

         In October 1995, the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea. In consideration for these rights the Company paid Skoda $150,000.

      b) Due to officer

         The Company's President and shareholder advances funds to or on behalf of the Company. As of November 30, 1997, $27,739 was owed to such officer. Such advances are non interest bearing and due on demand.

      c) Rent Expense

         Effective January 1, 1997, the Company rents its executive office on a month to month basis from its President with monthly payments amounting to approximately $3,000.

      d) Management fees

         For the three months ended November 30, 1997 and 1996, the Company recorded $30,000 of management fees paid to its President.

ITEM 2 - MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


     The Company is now the Central and South American distributor for Czech heavy-duty truck manufacturer TATRA. During the quarter ending November 30, 1997, the Company opened its representative office in Bogota, Colombia, and appointed its initial service center for service and warranty work on Tatra Trucks. TATRA, a.s., is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the TATRA truck. Engines are manufactured by TATRA, Deutz, or Cummins Diesel. TATRA has ISO 9000 certification and TATRA trucks meet all EURO II regulations.

During the quarter ending November 30, 1997, the Company continued the registration process of its division, SDC Prague, s.r.o., in the Czech Republic. SDC Prague plans to market and sell electrical generating and co-generating equipment using the components of East European manufacturers.

During August, 1997, the final agreement was executed with Metall Kraft, Ltd., a Czech manufacturer which provides containers for Mercedes Benz, Volvo, BMW and other well known companies. The agreement establishes the Company as the exclusive distributor for Metall Kraft's newly licenses airfreight cargo containers for all airline companies in North and South America. During the quarter ending November 30, 1997, Metall Kraft, Ltd., acquired a similar company located in Switzerland and Germany, and subsequently moved the acquired facilities to the Metall Kraft factory in the Czech Republic. Upon completion of this move, the existing certification for FAA use will become effective, so that the Company can begin its marketing efforts of Metall Kraft air cargo containers within North and South America.

During the quarter ending November 30, 1997, the Company completed its acquisition of the Bolivian company, SKOBOL, s.a., formerly the subsidiary of Czech trading company Motokov International. Skobol is a thirty-seven year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The new subsidiary provided an excess of $559,471 of net assets acquired over the cost of the acquisition. The subsidiary's financial statements are consolidated with those of the Company.

The Company has temporarily suspended its plans to sell and finance inventories of Slovakian manufacturer Krizik, a.s. In order to proceed with such sales and financing activities, the Company needs to arrange additional financing. In the meantime, management has pursued other opportunities which may result in more immediate benefit to the Company. The Company continues its Regulation D

Rule 505 offering of its common stock which provides for raising of a total of $750,000 maximum for the Company. The Five Year Growth Plan was completed in August 1997 and management is exploring different sources of additional capital and reviewing different methods of obtaining additional capital for the Company in order to execute its five year plan.

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

     At the close of the quarter ending November 30, 1997, the Company was negotiating for a possible acquisition of Skoda Interdiesel's operations. Management and shareholder control of Skoda Diesel changed in 1996, and the Company believes that if an acquisition can be made on terms favorable to the Company, any potential negative effects of the management and shareholder changes of 1996 will be eliminated and the Company could exert total control over this supplier. Management continues to work closely with the management in place at Skoda Interdiesel and relationships with most of the continuing management remain very good. Discussions continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets.

     There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company records revenue when products are shipped. During the quarter ending November 30, 1997, the Company shipped $52,345 and realized a gross profit from those sales of $26,851. These sales were made by the subsidiary Skobol, s.a. Management believes sales and deliveries will continue to be sporadic until a more steady flow of orders exist, and until the marketing efforts for larger items, such as electrical generating sets and trucks, can come to fruition.

     Operating expenses for the quarter ending November 30, 1997, were more than in the quarter ending November 30, 1996, due primarily to the expansion of management and the development of additional product lines needed in order to enhance future growth and revenues of the Company. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the fact that the Company is a fully reporting 12
(g) company, due to the planned acquisition of new product lines, the acquisition of Skobol, s.a., and, also, due to the extensive discussions and negotiations in the Czech Republic regarding the possible acquisition of Skoda Interdiesel.

     Total expenses for the quarter ending November 30 were $176,910 in 1996 and $354,676 in 1997. Non-cash expense items as depreciation and amortization and payment for consulting services accounted for more than thirty-eight percent (38%) of the expenses during the quarter ending November 30, 1997. During the quarter ending November 30, 1997, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $327,133 for the quarter ending November 30, 1997, includes certain non-cash charges as follows:

        Depreciation and Amortization        $ 122,589
        Issuance of common stock as
          consideration of services             12,977
                                             __________
        TOTAL NON-CASH CHARGES               $ 135,566

Accordingly, the Company's cash loss before the above charges amounted to approximately $191,567.

During the three months ending November 30, 1997, as compared to the three months ending November 30, 1996, operating expenses were approximately $172,350 higher. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently. Operating expense categories which exceeded $5,000, for the three month period ending November 30, 1997, were; amortization & depreciation $122,589; office rent $9,434; management compensation & salary $30,000; travel & lodging $33,788; consulting $85,826; legal and accounting $8,384; office supplies $5,339; maintenance and repairs $12,566; marketing $35,720; wages $23,076; and telephone $6,839. Operating expense categories which exceeded $5,000 for the three month period ending November 30, 1996 were: amortization & depreciation $117,152: office rent $10,500; management compensation & salary $18,000; and travel & lodging $11,638.



LIQUIDITY AND CAPITAL RESOURCES

At the end of November, 1997, the Company's working capital is $602,841. Net cash used for the Company's operating activities for the quarter ending November 30, 1997 amounted to ($146,009) whereas the net cash used for operating activities for the quarter ending November 30, 1996 amounted to ($41,385). Net cash provided (+) by financing activities in the quarter ending November 30, 1997 was $160,151 compared to ($21,600) for the quarter ending November 30, 1996. Net cash provided for by investing activities during the quarter ending November 30, 1997 was $171,972 compared to $62,985 for the quarter ending November 30, 1996. Therefore, total cash at the end of the quarter ending November 30, 1997 was $201,313 compared to none ($0.00) at the end of the quarter ending November 30, 1996. During the quarter ending November 30, 1997, all bank debt, amounting to $220,000, was retired.

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

On February 24, 1997, the Company commenced and privately offered a second private placement memorandum pursuant to Rule 505 of Regulation D, on a best efforts basis, of no more than 500,000 shares of common stock in a ninety-day period (before extensions) of its $0.001 par value common stock at a price of $1.50 per share before deducting commissions and non-accountable expenses. These expenses aggregate up to 13% of the gross offering price which is payable by the Company to members of the NASD, financial advisors, purchaser representatives, and individuals legally entitled to receive such commissions. By the end of the quarter ending November 30, 1997, the Company had issued an aggregate of 362,452 shares.

On September 5, 1997, the Company established a Non-Qualified
Stock Option Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of November 30, 1997, 150,000 shares had been issued under such Plan. See Notes to Financial Statements, Note 5
(b).

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

None


ITEM 5 - Other Information:

None


ITEM 6 - Exhibits and Reports on Form 8-K:

(b) The Registrant filed the following Forms 8-K during this reporting period.

     Form 8-K dated January 13, 1998 reporting Items 2. and 7.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SDC INTERNATIONAL, INC.


                             BY:/s/ Ronald A. Adams
March 16, 1998               Ronald A. Adams, President



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                       March 16, 1998
Ronald A. Adams, Director and
President (Principal Executive
Officer and Principal Financial
Officer)