Form 10QSB
period 1998-02-28
SDC INTERNATIONAL INC \DE\
filed 1998-07-10
CIK 1005841

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      February 28, 1998
                                or

[]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Common stock, par value $.001 per share: 3,078,452 shares outstanding as of February 28, 1998.

             SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                              INDEX


PART 1 - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

Consolidated Balance Sheets February 28, 1998 (Unaudited)
and August 31, 1997                                            F-1

Consolidated Statements of Operations (Unaudited)
for the three months ended February 28, 1998 and 1997          F-2

Consolidated Statements of Operations (Unaudited)
for the six months ended February 28, 1998 and 1997            F-3

Consolidated Statement of Stockholders' Equity
(Unaudited) for the six months ended February 28, 1998         F-4

Consolidated Statements of Cash Flows (Unaudited)
for the six months ended February 28, 1998 and 1997            F-5

Notes to Consolidated Financial Statements                  F-6 - F-10

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS      F-11 - F-14

PART II - OTHER INFORMATION                                     F-15

             SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS


                                             (Unaudited)
                                               February 28,        August 31,
                                                  1998               1997
                              ASSETS
Current assets:
    Cash$                                      163,573             $   15,199
    Cash - restricted                           80,960                330,932
    Accounts receivable                        153,117                   -
    Inventory                                  430,062                   -
    Other current assets                        13,500                 23,778
    Total current assets                       841,212                369,909

    Machinery and equipment, net             3,355,429              3,489,341

Other assets:
    Exclusive agency rights, net               215,544                263,485
    Customer list, net                          84,375                140,625
    Deferred offering costs                     50,000                   -
    Organizational costs, net                    5,732                  7,643
    Total other assets                         355,651                411,753

    Total assets$                            4,552,292$             4,271,003


  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable$                           70,467            $    53,793
    Accounts payable - related party            73,477                   -
    Accrued expenses                           109,723                 36,467
    Note payable - short term                  105,175                215,000
    Due to officer                              15,739                 27,036
    Total current liabilities                  374,581                332,296

  Excess of net assets acquired over cost,     531,471                   -
  net

 Commitments and contingencies (Note 4)

Stockholders' equity:
  Common stock $.001 par value, authorized
  10,000,000 shares, issued and outstanding
  3,426,952 and 2,639,484 shares,
  respectively                                   3,427                  2,639
    Additional paid-in capital               7,369,052              6,345,643
    Accumulated deficit                     (3,576,064)            (2,409,575)
    Sub-total                                3,796,415              3,938,707
       Deferred costs                         (150,175)                  -
    Total stockholders' equity, net          3,646,240              3,938,707

  Total liabilities and stockholders'
  equity                                   $ 4,552,292            $ 4,271,003




  See accompanying notes to consolidated financial statements.

                    SDC INTERNATIONAL, INC.  AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED
                                (UNAUDITED)


  <CAPATION>
                                                       February 28,     February 28,
                                                          1998            1997
  Sales$                                                    11,393      $  1,308,507

  Cost of goods sold                                         6,384         1,262,211

  Gross profit                                               5,009            46,296

Expenses:
    Selling, general and administrative                    257,514            73,997
    Depreciation and amortization                          116,837           117,151
    Stock-based consulting and compensation                467,714              -
  Total expenses                                           842,065           191,148

Loss from operations before other income and provision
   for income taxes                                       (837,056)         (144,852)

Other income (expense):
   Amortization of excess of net assets acquired over
   costs                                                    14,000              -
    Interest income                                             14               754
    Interest expense                                       (15,050)             (376)
    Foreign currency exchange loss                          (1,264)             -
       Total other income (expense)                         (2,300)              378

  Loss before provision for income taxes                  (839,356)         (144,474)

  Provision for income taxes                                  -                 -

  Net loss$                                               (839,356)       $ (144,474)

Loss per common equivalent share:
  Basic:
       Net loss$                                              (.26)       $     (.07)

  Weighted average number of shares outstanding          3,206,318         2,204,265



        See accompanying notes to consolidated financial statements

                 SDC INTERNATIONAL, INC.  AND SUBSIDIARY


                   CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE SIX MONTHS ENDED
                                (UNAUDITED)

                                                       February 28,     February 28,
                                                          1998            1997
  Sales$                                                    63,738      $  1,335,579

  Cost of goods sold                                        31,878         1,279,548

  Gross profit                                              31,860            56,031

Expenses:
    Selling, general and administrative                    489,621           133,755
    Depreciation and amortization                          239,426           234,303
    Stock-based consulting and compensation                467,714              -
  Total expenses                                         1,196,761           368,058

Loss from operations before other income and provision
   for income taxes                                     (1,164,901)         (312,027)

Other income (expense):
    Amortization of excess costs                            28,000              -
    Interest income                                          3,720             1,508
    Interest expense                                       (27,361)             (376)
    Foreign currently exchange loss                         (5,947)             -
       Total other income (expense)                         (1,588)            1,132

  Loss before provision for income taxes                (1,166,489)         (310,895)

  Provision for income taxes                                  -                 -

  Net loss$                                             (1,166,489)      $  (310,895)

Loss per common equivalent share:
  Basic:
       Net loss$                                              (.39)      $      (.14)

  Weighted average number of shares outstanding          2,975,290         2,204,265


        See accompanying notes to consolidated financial statements

                  SDC INTERNATIONAL, INC.  AND SUBSIDIARY
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED FEBRUARY 28, 1998
                                (UNAUDITED)

                                                            Additional                                            Total
                                        Common Stock         paid-in      Accumulated        Deferred          Stockholders'
                                      Shares     Amount      capital      Deficit            Costs                Equity

Balances at September 1, 1997       2,639,484    $ 2,639    $ 6,345,643   $(2,409,575)      $    -             $ 3,938,707

Issuance of common stock in
 connection with private placement
 memorandum, net of offering costs
       of $62,817                     273,968        274        347,859         -                -                 348,133

Issuance of common stock pursuant
 to the 1997 Non-Qualified Stock
       Option Plan                    358,500        359        535,880         -             (194,400)            341,839


Issuance of common stock for services 155,000        155        139,670         -              (13,125)            126,700

Amortization of deferred costs           -           -             -            -               57,350              57,350

Net loss for the six months ended
 February 28, 1998                       -           -             -       (1,166,489)           -              (1,166,489)

Balances at February 28, 1998       3,426,952    $ 3,427     $7,369,052   $(3,576,064)       $(150,175)        $ 3,646,240


         See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                                 (UNAUDITED)


                                                     February 28,     February 28,
                                                          1998            1997

Cash flows from operating activities:
    Net loss                                         $ (1,166,489)    $  (310,895)
 Adjustments to reconcile net loss to net
   cash used for operating activities:
    Amortization and depreciation                         283,176         234,303
    Common stock issued for services                      468,539            -
  Decrease (increase) in:
    Accounts receivable                                    (4,898)     (1,323,382)
    Inventory                                             (47,484)           -
    Other assets                                            1,903          17,999
   Increase (decrease) in:
    Accounts payable                                        3,469          (3,711)
    Accounts payable - related party                       13,477       1,278,726
    Accrued expenses                                       75,432          25,672
   Net cash (used for) provided by operating
     activities                                          (372,875)        (81,288)

Cash flows from investing activities:
    Acquisition of subsidiary, net of cash acquired        44,878            -
    Acquisition of customer list                             -             62,985
    Purchase of machinery and equipment                    (5,437)           -
    Decrease (increase) in restricted cash                249,972          (1,508)
   Net cash provided (used for) by investing
     activities                                           289,413          61,477

Cash flows from financing activities:
    Proceeds from issuance of note payable                100,000          30,000
    Repayment of notes payable                           (215,000)           -
    Proceeds from stockholder                              60,000          32,500
    Proceeds from sale of common stock                    410,950          15,000
    Costs associated with sale of common stock            (62,817)           -
    Deferred offering costs                               (50,000)           -
    Repayment of loans from stockholder                   (11,297)        (50,000)
    Net cash provided by financing activities             231,836          27,500

  Net increase in cash                                    148,374           7,689

  Cash at beginning of period                              15,199            -
  Cash at end of period$                                  163,573       $   7,689

Supplemental disclosures:
    Interest paid$                                         13,436       $    -
    Income taxes paid$                                       -          $    -

Supplemental disclosure of non-cash investing
  activities:
    Issuance of common stock for services              $  207,525       $    -


See accompanying notes to consolidated financial statements.

NOTE 1        -    ORGANIZATION

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

         During April 1997, the Company acquired the outstanding common stock of Golden Grove Business, Inc., ("GGB"), a Panama Corporation and subsequently dissolved GGB. During November 1997, the Company acquired the outstanding common stock of Skobol, S.A., ("Skobol"), a Bolivia Corporation.

         The Company's machinery and equipment is located in the Czech Republic.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three and six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at August 31, 1997, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

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

NOTE 2 - EXCLUSIVE AGENCY RIGHTS, NET (Cont'd)

         b) (Cont'd)

            China
            i) During the year 1997, sales to China must be in the
               amount of at least US $3,000,000.
           ii) During the year 1998, sales to China must be in the amount of at least US $4,500,000.
          iii) During the year 1999, sales to China must be in the amount of at least US $6,000,000.

         The Company paid Skoda a one-time fee of $100,000 for the acquisition of such exclusive rights. The agency rights from China and Korea are amortized on a monthly basis over (5) years.

         On April 18, 1996, the Company entered into a modification agreement whereby all such sales levels were postponed for one year.

NOTE 3  -  ACQUISITIONS

         a) On April 24, 1997, the Company acquired for $120,000 plus 48,000 common shares all the issued and outstanding common stock of GGB. GGB had acquired an exclusive agency contract with Tatra a.s. (a Czech Republic truck manufacturer) to market and sell Tatra's products. The Company amortized such agency rights over the estimated remaining useful life of four years. Accordingly, for the three and six months ended February 28, 1998, amortization expense amounted to $13,242 and $26,484.

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

            The acquisition of Skobol resulted in an excess of net assets acquired over costs of $559,471 after application to all non current assets acquired. This amount is being amortized on a straight-line basis over ten years from date of acquisition. Accordingly, for the three and six months ended February 28, 1998, amortization income amounted to $14,000 and $28,000, respectively.

NOTE 4 - NOTE PAYABLE

         a) The Company had two bank lines-of-credit which provided short-term borrowings up to $220,000. Interest on advances was payable quarterly at a fixed rate of 4.32%. The lines-of-credit expired on October 19, 1997 and were secured by a certificate of deposit amounting to $250,000. During October 1997, the certificate of deposit was redeemed and such lines of credit were repaid.

         b) During October 1997, the Company borrowed $100,000 from an individual which is payable in 180 days at an interest rate of 14%. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. See Note 5(c). The issuance of such shares results in an effective interest rate of 40%. As of February 28, 1998, the Company had accrued $5,175 of interest and amortized $8,750 of deferred interest in relation to this note.

NOTE 5  -  STOCKHOLDERS' EQUITY

         a) Private Placement Memorandum

            On February 24, 1997, the Company commenced and privately offered pursuant to rule 505, Regulation D, on a best efforts basis, no more than 500,000 shares of common stock in a ninety-day period (before extentions) of its $.001 par value common stock at $1.50 per share before deducting discounts, commissions and non-accountable expenses. During the six months ended February 28, 1998, the Company sold an aggregate of 273,968 shares yielding net proceeds of $348,133.

         b) 1997 Non-qualified stock option plan

            On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("the Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representative, officers and directors of the Company. During the three months ended November 30, 1997 and February 28, 1998, the Company issued 150,000 and 208,500 shares pursuant to the Plan. Such shares have been valued at $253,200 and $283,039 representing 75% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock. In connection with the issuance of such shares, the Company recorded $341,839 as stock-based compensation and the remaining balance amounting to $194,400 has been recorded as deferred consulting costs to be amortized on a monthly basis over 12 months. Accordingly, for the three and six months ended February 28, 1998, amortization expense amounted to $48,600.

         c) Deferred interest

            In connection with the obtaining of a loan, the Company issued 15,000 shares of common stock as additional consideration. Such shares have been recorded at 75% of the average market value of the stock during the month of issuance as a result of the illiquidity of the Company's stock. Accordingly, the Company has recorded deferred interest of $13,125 which is being amortized over the term of the loan. For the three and six months ended February 28, 1998, amortized interest amounted to $8,750.

         d) Stock-based consulting

            During the three months ended February 28, 1998, the Company issued 140,000 shares of restricted common stock. Such shares have been valued at $126,700, representing 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

         a) Lease agreement

            The Company leased its administrative office pursuant to a signed lease agreement commencing July 1, 1995 and expiring on June 30, 1997. Such leases required monthly payments of $3,500. Effective December 1996, the Company terminated this lease whereby a security deposit amounting to $18,000 was used as part of the cancellation settlement. Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer with monthly payments amounting to approximately $3,000.

            Included in general and administrative expenses is rent expense which amounted to $7,807 and $9,500 for the three months ended February 28, 1998 and 1997, respectively and $17,241 and $37,681, for the six months ended February 28, 1998 and 1997, respectively.

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

         d) Finder's fee agreement

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

         e) Dependence on Skoda and Tatra

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

         f) Letter of intent

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

         b) Due to officer

            The Company's Chief Executive Officer and shareholder advances funds to or on behalf of the Company. As of February 28, 1998, $15,739 was owed to such officer.
            Such advances are non interest bearing and due on demand.

         c) Rent Expense

            Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer with monthly payments amounting to approximately $3,000.

         d) Management fees

            For the three months ended February 28, 1998 and 1997, the Company recorded $26,000 and $18,000, respectively, of management fees paid to its Chief Executive Officer. For the six months ended February 28, 1998 and 1997, the Company recorded $56,000 and $36,000, respectively, of management fees paid to its Chief Executive Officer.

ITEM 2  -   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

            The Company is the Central and South American distributor for Czech heavy-duty truck manufacturer TATRA. During the quarter ending February 28, 1998, the company provided training at the Tatra factory for its initial service center for service and warranty work on Tatra trucks. TATRA, a.s., is a Czech manufacturer of on/off-road heavy trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the TATRA truck. Engines are manufactured by TATRA, Deutz, Detroit Diesel or Cummins Diesel. TATRA has ISO 9001 certification and TATRA trucks meet all EURO II regulations.

            During the quarter ending February 28, 1998, the Company completed the registration process of its division, SDC Prague, s.r.o., in the Czech Republic. SDC Prague plans to market and sell electrical generating and co-generating equipment using the components of East
            European manufacturers.

            During the quarter ending February 28, 1998, the Company began rebuilding the inventories of its Bolivian subsidiary, SKOBOL, s.a., formerly the subsidiary of Czech trading company Motokov International. Skobol is a thirty-seven year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The new subsidiary provided and excess of $559,471 of net assets acquired over the cost of the acquisition. Skobol operated at a small loss during this period as the products are being expanded and Skobol is reintroducing itself to the marketplace as a continuing supplier of Czech products. The subsidiary's financial statements are consolidated with those of the Company.

            The Company has cancelled its plans to sell and finance inventories of Slovakian manufacturer Krizik, a.s., because the Company has developed similar opportunities with companies with whom SDC has existing relationships and which are located within the Czech Republic where the Company conducts most if its business activities.

            The Company concluded its Regulation D Rule 505 offering of its common stock which provided a gross total of $740,000 for the Company. The Five Year Growth Plan which was completed in August 1997 has been updated to reflect the positive developments of the prior six months and management is exploring different sources of additional capital and reviewing different methods of obtaining additional capital for the Company in order to execute its five year plan.

            At the close of the quarter ending February 28, 1998, the Company continued negotiating for a possible acquisition of Skoda's Diesel International operations. Management and shareholder control of Diesel International (formerly Skoda Diesel) changed in 1996, and the Company believes that if an acquisition can be made on terms favorable to the Company, potential negative effects of the management and shareholder changes of 1996 will be eliminated and the Company could exert total control over this supplier. SDC management continues to work with the management in place at Diesel International and relationships with management are satisfactory. Discussions continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets.

            There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           The Company has devoted substantial time and effort to negotiating and arranging strategic alliances with major Czech manufacturers rather than devoting its time to beginning its marketing and sales development. It is felt that the most efficient use of time and resources will be with the proper product mix for entering new markets. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the results of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ending February 28, 1998, the Company shipped $11,393 and realized a gross profit from those sales of $5,009. These sales were made by the new subsidiary Skobol, s.a. Management believes sales by Skobol will increase as its reorganization of its operations is completed and new inventories are provided. However, Company sales and shipments will continue to be sporadic until a more steady flow of orders exist, and until the marketing efforts for larger items, such as electrical generating sets and trucks, can come to fruition.

           Operating expenses for the quarter ending February 28, 1998, were more than in the quarter ending February 28, 1997, due primarily to the expansion of management, development of additional product lines needed in order to enhance future growth and revenues of the Company, and the continuing negotiations for major strategic alliances which often times include paid professional advisors such as attorneys and accountants. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the fact that the Company is a fully reporting 12 (g) company, due to the planned acquisition of new product lines, and due to the extensive discussions and negotiations in the Czech Republic regarding future strategic alliances and the possible acquisition of Diesel International.

           Total expenses for the quarter ending February 28 were $191,148 in 1997 and $842,065 in 1998. Non-cash expenses as deprecation and amortization and payment for consulting services accounted for $584,551 more than sixty-nine percent (69%) of the expenses during the quarter ending February 28, 1998. During the quarter ending February 28, 1998, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $839,356 for the quarter ending February 28, 1998, includes certain non-cash charges as follows:

              Depreciation and amortization$      116,837
              Issuance of common stock as
                consideration of services         467,714

              Total non-cash charges$             584,551

           Accordingly, the Company's cash loss before the above charges amounted to approximately $254,805.

ITEM 2  -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           During the three months ending February 28, 1998, as compared to the three months ending February 28, 1997, operating expenses were approximately $201,517 higher. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently. Operating expense categories which exceeded $5,000, for the three months period ending February 28, 1998, were; Amortization and depreciation $116,837; Office rent $7,807; Management compensation and salary $116,080; Travel and lodging $45,902; Consulting $19,190; Legal and accounting $23,700; Telephone $13,635; and Consulting costs paid by issuance of stock $467,714. Operating expense categories which exceeded $5,000 for the three month period ending February 28, 1997 were; Amortization and depreciation $117,151; Office rent $10,000; Management compensation and salary $18,000; Travel and lodging $9,904; and Telephone $5,425.

           LIQUIDITY AND CAPITAL RESOURCES

           At the end of February, 1998, the Company's working capital is $466,631. Net cash used for the Company's operating activities for the quarter ending February 28, 1998 amounted to $226,866 whereas the net cash used for operating activities for the quarter ending February 28, 1997 amounted to $39,903. Net cash provided (+) by financing activities in the quarter ending February 28, 1998 was $71,685 compared to $49,100 for the quarter ending February 28, 1997. Net cash provided for (used by) investing activities during the quarter ending February 28, 1998 was $117,441 compared to $(1,508) for the quarter ending February 28, 1997. Therefore, total cash at the end of the quarter ending February 28, 1998 was $163,573 compared to none $15,194 at the end of the quarter ending February 28, 1997. During the quarter ending February 28, 1998, all corporate debt amounted to $120,914.

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

           Negative cash flows from the Company's operating activities are anticipated to continue until the Company has established its distributors within its sales territories, nas received and shipped orders, and has collected payment for such orders. The Company may encounter difficulties in financing the purchase of inventory necessary to complete orders. The Company acknowledges that there can be no assurance that it will be able to obtain capital or financing until the time of such payment is received or that such capital is unable to provide needed revenues to finance its ongoing operating or if the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

           On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retainage qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of February 28, 1998, 358,500 shares had been issued under such Plan. See Notes to financial statements, Note 5(b).

ITEM 2 -   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

           On October 10, 1997, the Company signed a Letter of Intent with an underwriter to proceed on a "Firm Commitment" basis with a secondary offering of the Company's common stock and redeemable warrants ("the Warrants"). The Company plans to offer 1,000,000 shares and warrants will be offered to the public at a price of $6.00 per share and $0.125 per warrant, respectively.
           The total gross offering amounts to $6,125,000. The Company, if necessary, will effect a reverse stock split in order to complete the secondary offering at a price of at least $6.00 per share. Each warrant, which is redeemable within 60 months, entitles the holder thereof to purchase one share of common stock at 120% of the offering price of the common shares. The warrants may be redeemed by the Company at $0.10 each after the common shares have traded at 150% of the offering price of common shares for ten consecutive days. Due to the current progress of negotiations with potential strategic partners, this offering is postponed by management.

           The Company' products are sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability. Although the Company maintains a bank account in Czech currency within the Czech Republic for paying local expenses, the amount on deposit in such account is usually small and, therefore, fluctuation in the currency exchange rates should not have a significant effect on the Company.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:

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

                             SDC INTERNATIONAL, INC.


                             BY:/s/Ronald A. Adams
July 7, 1998                    Ronald A. Adams, Chief Executive
                                Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                       July 7, 1998
Ronald A. Adams, Director and
Chief Executive Officer (Principal
Executive Officer and Principal
Financial Officer)