Form 10QSB
period 1997-12-31
SDC INTERNATIONAL INC \DE\
filed 1998-09-01
CIK 1005841

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                              FORM 10-QSB

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

                                  or

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  September 1, 1997  to     December 31, 1997

Commission File Number:         0-27520

                           SDC International, Inc.
           (Exact name of registrant as specified in its charter)

          Delaware                                     75-2583767
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

2065 Montgomery Street, Ft. Worth, TX                 76107
(Address of principal executive offices)(Zip Code)

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 2,990,118 shares outstanding as of December 31, 1997.

                  SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                                   INDEX


FINANCIAL STATEMENTS

     Consolidated Balance Sheets December 31, 1997 (Unaudited)
     and August 31, 1997                                             F-1

      Consolidated Statements of Operations (Unaudited)
      for the four months ended December 31, 1997 and 1996           F-2

      Consolidated Statement of Stockholders' Equity (Unaudited)
      for the four months ended December 31, 1997                    F-3

      Consolidated Statements of Cash Flows (Unaudited)
      for the four months ended December 31, 1997 and 1996           F-4

      Notes to Consolidated Financial Statements                  F-5 - F-17

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS                               F-18 - F-23

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS


                                                                    (Unaudited)
                                                                   December 31,      August 31,
                                                                       1997            1997
                                      ASSETS
Current assets:
     Cash                                                         $    104,997     $     15,199
     Cash - restricted                                                  80,960          330,932
     Accounts receivable                                               150,634          -
     Prepaid expenses                                                   17,528          -
     Inventory                                                         437,798          -
     Other current assets                                                   -            23,778
          Total current assets                                         791,917          369,909

     Machinery and equipment, net                                    3,398,363        3,489,341


Other assets:
     Exclusive agency rights, net                                      231,524          263,485
     Customer list, net                                                103,125          140,625
     Deferred offering costs                                            50,000          -
     Organizational costs, net                                           6,369            7,643
          Total other assets                                           391,018          411,753

          Total assets                                            $  4,581,298     $  4,271,003

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $     67,639     $     53,793
     Accounts payable - related party                                   13,477          -
     Accrued expenses                                                   81,207           36,467
     Note payable - short term                                         100,100          215,000
     Due to officer                                                     15,739           27,036
          Total current liabilities                                    278,162          332,296

Excess of net assets acquired over cost, net                           540,804          -

Commitments and contingencies (Note 4)

Stockholders' equity:
     Common stock $.001 par value, authorized
     10,000,000 shares, issued and outstanding
     2,990,118 and 2,639,484 shares, respectively                        2,990            2,639
     Additional paid-in capital                                      6,853,867        6,345,643
     Accumulated deficit                                            (2,925,233)      (2,409,575)
          Sub-total                                                  3,931,624        3,938,707
             Deferred costs                                           (169,292)          -
          Total stockholders' equity, net                            3,762,332        3,938,707
Total liabilities and stockholders' equity                        $  4,581,298     $  4,271,003


See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE FOUR MONTHS ENDED
                                 (UNAUDITED)

                                                                 December 31,      December 31,
                                                                     1997             1996
Sales                                                            $     59,666     $     27,072

Cost of goods sold                                                     31,324           17,337

Gross profit                                                           28,342            9,735

Expenses:
     Selling, general and administrative                              332,126           81,007
     Depreciation and amortization                                    158,939          156,202
     Stock-based consulting and compensation                           38,650           -
Total expenses                                                        529,715          237,209

Loss from operations before other income and provision
 for income taxes                                                    (501,373)        (227,474)

Other income (expense):
     Amortization of excess of net assets acquired over costs          18,667           -
     Interest income                                                    3,707            1,005
     Interest expense                                                 (22,227)          -
     Foreign currency exchange loss                                   (14,270)          -
        Total other income (expense)                                  (14,123)           1,005

Loss before provision for income taxes                               (515,496)        (226,469)

Provision for income taxes                                                162           -

Net loss                                                         $   (515,658)     $  (226,469)

Loss per common equivalent share:
     Basic:
        Net loss                                                 $       (.18)     $      (.10)

Weighted average number of shares outstanding                       2,804,064        2,198,265


See accompanying notes to consolidated financial statements

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                (UNAUDITED)

                                                                   Additional                                         Total
                                            Common Stock            paid-in           Accumulated      Deferred    Stockholders'
                                       Shares          Amount       capital             Deficit         Costs        Equity
Balances at September 1, 1997         2,639,484     $   2,639     $  6,345,643     $ (2,409,575)     $     -       $ 3,938,707

Issuance of common stock in
 connection with private placement
 memorandum, net of offering costs
 of $36,200                             185,634           186          242,064           -                 -           242,250

Issuance of common stock pursuant
 to the 1997 Non-Qualified Stock
 Option Plan                            150,000           150          253,050           -            (194,400)         58,800

Issuance of common stock in
 connection with loan agreements         15,000            15           13,110           -             (13,125)          -

Amortization of deferred costs             -              -               -              -              38,233          38,233

Net loss for the four months ended
 December 31, 1997                         -              -               -            (515,658)          -           (515,658)

Balances at December 31, 1997         2,990,118     $   2,990     $  6,853,867     $ (2,925,233)     $ (169,292)    $ 3,762,332




See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE FOUR MONTHS ENDED
                                 (UNAUDITED)

                                                                  December 31,       December 31,
                                                                      1997               1996
Cash flows from operating activities:
     Net loss                                                  $     (515,658)     $     (226,469)
 Adjustments to reconcile net loss to net
      cash used for operating activities:
     Amortization and depreciation                                    189,394             156,202
     Decrease (increase) in:
          Accounts receivable                                          (2,415)            (23,377)
          Inventory                                                   (55,220)               -
     Increase (decrease) in:
          Accounts payable                                              9,742             (3,324)
          Accounts payable - related party                               -                17,337
          Accrued expenses                                             36,082             16,296
               Net cash used for operating activities                (338,075)           (63,335)

Cash flows from investing activities:
     Acquisition of subsidiary, net of cash acquired                   35,777               -
     Acquisition of customer list                                        -                62,985
     Purchase of machinery and equipment                               (1,864)              -
     Decrease (increase) in restricted cash                           249,972               -
     Refund of security deposit                                          -                15,000
               Net cash provided by investing activities              283,885             77,985

Cash flows from financing activities:
     Proceeds from issuance of note payable                              -               20,000
     Repayment of notes payable                                      (109,242)             -
     Proceeds from sale of common stock                               337,250            15,000
     Costs associated with sale of common stock                       (36,200)             -
     Deferred offering costs                                          (50,000)             -
     Repayment of loans from stockholder                              (11,297)          (39,000)
     Proceeds from related party                                       13,477              -
               Net cash provided by (used for) financing
                  activities                                          143,988            (4,000)

Net increase in cash                                                   89,798            10,650

Cash at beginning of period                                            15,199              (387)
Cash at end of period                                           $     104,997       $    10,263

Supplemental disclosures:
     Interest paid                                              $      16,394       $      -
     Income taxes paid                                          $         162       $      -

Supplemental disclosure of non-cash investing activities:
     Issuance of common stock for services                      $     194,400       $      -
     Issuance of common stock in connection with loan           $     13,125        $      -

See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                 (UNAUDITED)

NOTE 1     -     ORGANIZATION

The consolidated financial statements of SDC International, Inc., ("the Company") at December 31, 1997 include the accounts of its wholly-owned subsidiary Skobol, s.a. after elimination of all significant intercompany transactions and accounts. The Company was incorporated in the State of Delaware for the purpose of developing and marketing an exclusive agency agreement acquired from Diesel, a.s. (formerly known as Skoda Diesel, a.s.) ("Skoda") to sell a broad range of Skoda's products which are primarily comprised of piston combustion diesel engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power. Skoda was formed in Czechoslovakia in the year 1899.

During April 1997, the Company acquired the outstanding common stock of Golden Grove Business, Inc., ("GGB"), a Panama Corporation and subsequently dissolved GGB. During November 1997, the Company acquired the outstanding common stock of Skobol, s.a., ("Skobol"), a Bolivia Corporation.

The Company's machinery and equipment is located in the Czech Republic.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB for interim and transition reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the transition consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. For further information, refer to the Company's audited financial statements and footnotes thereto at August 31, 1997, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2     -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)     Reclassifications

Certain reclassifications have been made to the August 31, 1997 financial statements in order to conform to the December 31, 1997 presentation.

b)     Cash and cash equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid accounts with an original maturity of three months or less as cash equivalents. The Company at December 31, 1997 maintains its domestic cash deposits in accounts which are in Federal Deposit Insurance Corporation ("FDIC") insured accounts. The Company maintains cash deposits in foreign banks, not covered by FDIC in the amount of $138,895.

                    SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                    (UNAUDITED)

NOTE 2     -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

c)     Machinery and equipment

Machinery and equipment are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows:

               Machinery and equipment     5-15 years
               Computer software           3 years
               Computers                   5 years

     Maintenance and repairs are charged to expense as incurred.

d)     Exclusive agency rights

Exclusive agency rights relate to agency rights acquired from Skoda and GGB. Such rights are being amortized on a straight-line basis over an estimated useful life of four to five years.

e)     Customer list

Customer list include payments and issuance of stock for the acquisition of certain assets comprising of supplier and customer lists. The supplier and customer lists are being amortized on a straight-line basis over three years which represents the life of the management agreement in connection with the acquisition of such assets.

f)     Organizational costs

Organizational costs consist of legal and other fees incurred in the establishment of the Company. Organizational costs are being amortized on a straight line basis over their estimated useful lives of five years.

g)      Income taxes

The Company accounts for income taxes in accordance with statement of financial accounting standards No. 109 "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the respective periods taxable income for Federal and State income tax reporting purposes.

h)       Net loss per share

In calculating primary loss per share, the Company uses the weighted average number of common stock outstanding during the respective periods.

                 SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                               (UNAUDITED)

NOTE 2     -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

I)     Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

j)     Fair value disclosure as of December 31, 1997

The carrying value of cash, accounts payable, notes payable and accrued expenses are a reasonable estimate of their fair value.

k)     Revenue recognition

Sales are recognized when products are shipped.

NOTE 3     -     MACHINERY AND EQUIPMENT

Machinery and equipment at December 31, 1997 consisted of the following:

               Production machinery              $     1,573,226
               Production equipment                    1,436,893
               Tools and fixtures                        941,212
               Computer and software                      32,790

                                                       4,045,973
               Less:  Accumulated depreciation          (647,611)
                                                 $     3,398,362

During the four months ended December 31, 1997, machinery and equipment with a book value of $437,088 was disposed by the Company resulting in a loss on disposal of $437,088. The Company's machinery and equipment is located in the Czech Republic. Total depreciation expense for the four months ended December 31, 1997 and 1996, amounted to $309,374 and $307,836, respectively.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                (UNAUDITED)

NOTE 4     -     EXCLUSIVE AGENCY RIGHTS, NET

a)On April 21, 1994, one of the founding stockholders executed an exclusive agency representation letter agreement as agent of the Company with Skoda pursuant to which the Company was appointed as Skoda's exclusive sales agent in North, South and Central America with the exception of the country of Peru. In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the sixth year after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company issued 51,650 shares of its common stock to Skoda.

b)In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea based upon the following terms:

     South Korea

     I) During the year 1997, sales to South Korea must be in the amount of at least $2,400,000.
     ii) During the year 1998, sales to South Korea must be in the amount of at least $3,600,000.
     iii) Each year thereafter, sales to South Korea must be in the amount of at least $5,000,000.

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

On April 18, 1996, the Company entered into a modification agreement whereby all such sales levels were postponed for one year.

As a result, for the four months ended December 31, 1997 and 1996, the Company recorded amortization expense of $12,912 for each year.

NOTE 5     -     ACQUISITIONS

a)On April 24, 1997, the Company acquired for $120,000 plus 48,000 common shares all the issued and outstanding common stock of GGB. GGB had acquired an exclusive agency contract with Tatra a.s. (a Czech Republic truck manufacturer) to market and sell Tatra's products. The Company amortized such agency rights over the estimated remaining useful life of four years. Accordingly, for the four months ended December 31, 1997, expense amounted to $17,656.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                (UNAUDITED)

NOTE 5     -     ACQUISITIONS (Cont'd)

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

The acquisition of Skobol resulted in an excess of net assets acquired over costs of $559,471 after application to all non current assets acquired. This amount is being amortized on a straight-line basis over ten years from date of acquisition. Accordingly, for the four months ended December 31, 1997, amortization income amounted to $18,667.

NOTE 6     -     ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 1997:

          Professional fees            $     34,051
          Stock Commissions payable          36,200
          Other                               5,298
          Total accrued expenses        $     75,549

NOTE 7     -     NOTE PAYABLE

a) The Company had two bank lines-of-credit which provided short-term borrowings up to $220,000. Interest on advances was payable quarterly at a fixed rate of 4.32%. The lines-of-credit expired on October 19, 1997 and were secured by a certificate of deposit amounting to $250,000. During October 1997, the certificate of deposit was redeemed and such lines of credit were repaid.

b) During October 1997, the Company borrowed $100,000 from an individual which is payable in 180 days at an interest rate of 14%. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. See Note 5(c). The issuance of such shares results in an effective interest rate of 40%. As of December 31, 1997, the Company had accrued $2,750 of interest and amortized $5,833 of deferred interest in relation to this note.

                SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                             (UNAUDITED)

NOTE 8     -     INCOME TAXES

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial and tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

At December 31, 1997, the Company has net operating loss carry forwards for tax purposes of approximately $1,581,000 expiring in the years 2009 through 2011. These carry forwards result in a deferred tax asset at December 31, 1997 of approximately $553,000 computed using a combined Federal and State corporate tax rate of approximately 35% after accounting for the state income tax benefit. The Company also recorded a deferred tax liability of approximately $193,000 resulting from the differences between book and tax differences as a result of depreciation and amortization. Accordingly, the net deferred tax asset at December 31, 1997 is $360,000.

At December 31, 1997, a 100% valuation allowance in the amount of $360,000 has been recorded against the net deferred tax asset since management could not determine that it was "more likely than not" that the benefit of the deferred tax asset would be realized.

NOTE 9     -     STOCKHOLDERS' EQUITY

a)    Private Placement Memorandum

On February 24, 1997, the Company commenced and privately offered pursuant to rule 505, Regulation D, on a best efforts basis, no more than 500,000 shares of common stock in a ninety-day period (before extensions) of its $.001 par value common stock at $1.50 per share before deducting discounts, commissions and non-accountable expenses. During the four months ended December 31, 1997, the Company sold an aggregate of 185,634 shares yielding net proceeds of $242,250

b)     1997 Non-qualified stock option plan

On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("the Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representative, officers and directors of the Company. During the three months ended November 30, 1997, the Company issued 150,000 shares pursuant to the Plan. Such shares have been valued at $253,200 representing 75% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock. In connection with the issuance of such shares, the Company recorded $58,800 as stock-based compensation and the remaining balance amounting to $194,400 has been recorded as deferred consulting costs to be amortized on a monthly basis over 12 months. Accordingly, for the four months ended December 31, 1997, amortization expense amounted to $32,400.

                  SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                (UNAUDITED)

NOTE 9     -     STOCKHOLDERS' EQUITY (Cont'd)

c)     Deferred interest

In connection with the obtaining of a loan, the Company issued 15,000 shares of common stock as additional consideration. Such shares have been recorded at 50% of the average market value of the stock during the month of issuance as a result of the illiquidity of the Company's stock. Accordingly, the Company has recorded deferred interest of $13,125 which is being amortized over the term of the loan. For the four months ended December 31, 1997, amortized interest amounted to $5,833.

NOTE 10     -     COMMITMENTS AND CONTINGENCIES

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

Included in general and administrative expenses is rent expense which amounted to $12,541 and $23,662 for the four months ended December 31, 1997 and 1996, respectively.

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

                  SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                               (UNAUDITED)

NOTE 10     -     COMMITMENTS AND CONTINGENCIES (Cont'd)

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

NOTE 11     -     RELATED PARTY TRANSACTIONS

a)     Acquisition of exclusive agency rights

In October 1995, the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea. In consideration for these rights the Company paid Skoda $150,000.

                SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                             (UNAUDITED)

NOTE 11     -     RELATED PARTY TRANSACTIONS (Cont'd)

b)     Due to officer

The Company's Chief Executive Officer and shareholder advances funds to or on behalf of the Company. As of December 31, 1997, $15,739 was owed to such officer. Such advances are non interest bearing and due on demand.

c)     Rent Expense

Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer with monthly payments amounting to approximately $3,000.

d)     Management fees

For the four months ended December 31, 1997 and 1996, the Company recorded $51,000 and $24,000, respectively, of management fees paid to its Chief Executive Officer.

NOTE 12     -     FOREIGN OPERATIONS

The Company operates in two related industries, heavy equipment and transportation sales. The majority of the Company's operations are foreign. The information about those foreign operations for the four months ended December 31, 1997, is as follows:

                                                  Foreign         Domestic
                                                  Operations      operations    Consolidated
          Sales to unaffiliated customers         $    59,666     $     -       $    59,666
          Sales to affiliated customers                  -              -              -
                                                  $    59,666     $     -       $    59,666

          Operating profit                        $    28,342     $     -       $    28,342

          Depreciation and amortization           $   158,122     $     817     $   158,939

          Identifiable assets at December
                   31, 1997                       $ 4,460,354     $    -       $  4,460,354

          Corporate assets                                                          120,944

          Total assets at December 31, 1997                                    $  4,581,298

                    SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                (UNAUDITED)

NOTE 12     -     FOREIGN OPERATIONS (Cont'd)

The information about those foreign operations for the four months ended December 31, 1996, is as follows:

                                                  Foreign         Domestic
                                                  Operations      operations    Consolidated
        Sales to unaffiliated customers           $     -       $     -         $     -
        Sales to affiliated customers                   -             27,072         27,072
                                                  $     -       $     27,072
$     27,072

        Operating profit                          $     -       $      9,735    $     9,735

        Depreciation and amortization             $   155,385   $        817    $   156,202

        Identifiable assets at August 31, 1997    $ 3,976,598   $      -        $ 3,976,598

         Corporate assets                                                           294,405

         Total assets at August 31, 1997                                        $ 4,271,003

     The Company had one major customer during the four months ended December 31, 1996, which comprised 100% of sales. There were no major customers during the four months ended December 31, 1997.

NOTE 13     -     EARNINGS PER SHARE

     Effective September 1, 1996, the Company implemented Statement of Financial Accounting Standards No. 128 "Earnings Per Share ("EPS") ("SFAS #128"). The following is the reconciliation of the numerators and denominators of the basic and diluted EPS for the four months ended December 31, 1997 and 1996:

                                                               (Unaudited)
                                                           For the four months
                                                            ended December 31,
                                                           1997            1996
               Numeric

               Net (loss) income                       $  (515,658)     $ (226,469)

               Denominator:

               Computation of basic EPS:
                      Weighted average common shares
                      outstanding                        2,804,064       2,198,265

               Basic EPS                                      (.18)           (.10)

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                (UNAUDITED)

NOTE 13     -     EARNINGS PER SHARE (Cont'd)


               Computation of diluted EPS:
                 Weighted average common shares
                 outstanding                             2,804,064       2,198,265

               Potentially dilutive shares:
                 Weighted average shares issuable under
                 warrants                                      (A)              (A)

                  Weighted average shares outstanding &
                  available                              2,804,064        2,198,265

          Diluted EPS                                   $     (.18)     $      (.10)

     (A) In accordance with the provisions of SFAS #128 no potential dilutive shares have been included in the computation of diluted EPS as the Company has a loss from continuing operations.

NOTE 14     -     SUBSEQUENT EVENTS

a)     Private placement memorandum

During the six months ended June 30, 1998, the Company sold an aggregate of 169,001 shares in connection with its private placement memorandum (Note 9(a)), yielding net proceeds after commissions and non-accountable expenses of $220,545.

b)     1997 Non-qualified stock option plan

During the six months ended June 30, 1998, the Company issued an aggregate of 450,000 shares pursuant to the plan (Note 9(b)). Such shares have been valued at $621,581, representing 76% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock.

c)     Stock-based consulting

During the six months ended June 30, 1998, the Company issued 140,000 shares of restricted common stock. Such shares have been valued at $126,700 representing 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued.

d)     Note payable
During June 1998, the Company repaid a short-term loan of $35,000 by issuance of 35,000 common shares.

                 SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                               (UNAUDITED)

NOTE 14     -     SUBSEQUENT EVENTS (Cont'd)

e)     Note payable

During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 90 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 20,000 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 82%.

f)     Note payable

During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 40%.

g)     Line of credit

During June 1998, the Company obtained an unsecured $500,000 line of credit from a shareholder with an interest rate at fourteen percent (14%) per annum. The Company may borrow from the credit line up to $35,714 in any one week. Principal and interest are payable on December 8, 1998. If the Company is not able to pay such principal and interest when due, the principal balance of the line of credit and any outstanding accrued interest may be converted into common stock at the rate of $1.00 per share.

h)     Due to shareholder

During July 1998, the Chairman of the Company advanced $17,000 to the Company. Such advances are non interest bearing and due on demand.

i)     Acquisition

During July 1998, the Company entered into a letter of intent to purchase 43.5% of the Czech truck manufacturer, Tatra a.s., for approximately $13.6 million. In addition, the Company will purchase Tatra's senior secured loan from the bank holding such note, with an approximate balance of $89.5 million, for approximately $30 million. Both agreements are anticipated to close September 30.

There is no assurance that the transaction will be completed since the Company must obtain sufficient capital to complete the acquisition, thus, no pro forma financial information has been presented. The following information is from Tatra's audited financial statements. Tatra had sales of approximately $290 million for the year ended December 31, 1997. At December 31, 1997, Tatra had total assets of approximately $230 million.

                     SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE FOUR MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)

NOTE 14     -     SUBSEQUENT EVENTS (Cont'd)

j)     Note payable

During August 1998, the Company borrowed $350,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 37,500 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 32%.

k)     Note payable

During August 1998, the Company borrowed $125,000 from each of two shareholders which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued each shareholder 31, 250 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 57%.

l)     Inventory loans

The Company has retired $96,500 of short term inventory loans since
May 31, 1998.

ITEM 2   -    MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

The Company is the Central and South American distributor for Czech heavy-duty truck manufacturer TATRA. During the four months ending December 31,1997, the company provided training at the Tatra factory for its initial service center for service and warranty work on Tatra trucks. TATRA, a.s., is a Czech manufacturer of on/off-road heavy trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the TATRA truck. Engines are manufactured by TATRA, Deutz, Detroit Diesel or Cummins Diesel. TATRA has ISO 9001 certification and TATRA trucks meet all EURO II regulations.

The Company has canceled its plans to sell and finance inventories of Slovakian manufacturer Krizik, a.s., because the Company has developed similar opportunities with companies with whom SDC has existing relationships and which are located within the Czech Republic where the Company conducts most if its business activities.

During the period ending December 31, 1997, the Company continued the registration process of its division, SDC Prague, s.r.o., in the Czech Republic. SDC Prague plans to market and sell electrical generating and co-generating equipment using the components of East European manufacturers.

During the period ending December 31, 1997, the Company began rebuilding the inventories of its Bolivian subsidiary, SKOBOL, s.a., formerly the subsidiary of Czech trading company Motokov International. Skobal is a thirty-seven year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The new subsidiary provided and excess of $559,471 of net assets acquired over the cost of the acquisition. Skobol operated at a small loss during this period as the products are being expanded and Skobol is reintroducing itself to the marketplace as a continuing supplier of Czech products. The subsidiary's financial statements are consolidated with those of the Company.

At the close of the period ending December 31, 1997, the Company continued negotiating for a possible acquisition of Skoda's's Diesel International operations. Management and shareholder control of Diesel International (formerly Skoda Diesel) changed in 1996, and the Company believes that if an acquisition can be made on terms favorable to the Company, potential negative effects of the management and shareholder changes of 1996 will be eliminated and the Company could exert total control over this supplier. SDC management continues to work with the management in place a Diesel International and relationships with management are satisfactory. Discussions continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets.

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

The Company has devoted substantial time and effort to negotiating and arranging strategic alliances with major Czech manufacturers rather than devoting its time to beginning its marketing and sales development. It is felt that the most efficient use of time and resources will be with the proper product mix for entering new markets. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the results of marketing efforts by the Company. The Company records revenue when products are shipped. During the four months ending December 31, 1997, the Company shipped $59,666 and realized a gross profit from those sales of $28,342. These sales were made by the new subsidiary Skobol, s.a. Management believes sales by Skobol will increase as its reorganization of its operations is completed and new inventories are provided. However, Company sales and shipments will continue to be sporadic until a more steady flow of orders exist, and until the marketing efforts for larger items, such as electrical generating sets and trucks, can come to fruition.

Operating expenses for the four months ending December 31, 1997, were more than in the four months ending December 31, 1997, due primarily to the expansion of management, development of additional product lines needed in order to enhance future growth and revenues of the Company, and the continuing negotiations for major strategic alliances which often times include paid professional advisors such as attorneys and accountants. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the fact that the Company is a fully reporting 12 (g) company, due to the planned acquisition of new product lines, and due to the extensive discussions and negotiations in the Czech Republic regarding future strategic alliances and the possible acquisition of Diesel
International.


Total expenses for the four months ending December 31, were $237,209 in 1996 and $529,715 in 1997. Non-cash expenses as deprecation and amortization and payment for consulting services accounted for $197,589 more than thirty-seven percent (37%) of the expenses during the four months ending December 31, 1997. During the four months ending December 31, 1997, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $515,658 for the four months ending December 31, 1997, includes certain non-cash charges as follows:

               Depreciation and amortization           $     158,937
               Amortization of common stock issued as
                 consideration of services                    38,650

               Total non-cash charges                  $     197,589

Accordingly, the Company's cash loss before the above charges amounted to approximately $318,069.

ITEM 2   -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

During the four months ending December 31, 1997, as compared to the four months ending December 31, 1996, operating expenses were approximately $292,506 higher. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently. Operating expense categories which exceeded $5,000, for the four months period ending December 31, 1997, were; Amortization and depreciation $158,939; Office rent $12,540; Management compensation and salary $51,000; Travel and lodging $57,609; Consulting $80,328; Legal and accounting $20,784; Telephone $10,046; and Consulting costs paid by issuance of stock $38,650; Repair and maintenance $16,434; Marketing $7,263; Offices supplies $6,355; Truck expense $7,237; and Wages $41,017. Operating expense categories which exceeded $5,000 for the four month period ending December 31, 1996 were; Amortization and depreciation $156,202; Office rent $23,662; Management compensation and salary $24,000; Travel and lodging $19,305; and Capital funding $5,697.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company's working capital is $513,755. Net cash used for the Company's operating activities for the four months ending December 31, 1997 amounted to $338,075 whereas the net cash used for operating activities for the period ending December 31, 1996 amounted to $63,335. Net cash provided by (used for) financing activities in the four months ending December 31, 1997 was $143,988 compared to $(4,000) for the four months ending December 31, 1996. Net cash provided by (used for) investing activities during the four months ending December 31, 1997 was $283,885 compared to $77,985 for the period ending December 31, 1996. Therefore, total cash at the end of the period ending December 31, 1997 was $104,997 compared to 10,263 at the end of the four months ending December 31, 1996. At December 31, 1997, all corporate debt amounted to $121,497.

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
            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

On September 5, 1997, the Company established a Non-Qualified Stock Option
Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retainage qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corpo ration. As of December 31, 1997, 150,000 shares had been issued under such Plan. See Notes to financial statements, Note 5(b).

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

During the six months ended June 30, 1998, the Company sold an aggregate of 169,001 shares in connection with its private placement memorandum (Note 9(a)), yielding net proceeds after commissions and non-accountable expenses of $220,545.

During the six months ended June 30, 1998, the Company issued an aggregate of 450,000 shares pursuant to the plan (Note 9(b)). Such shares have been valued at $621,581, representing 76% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock.
During the six months ended June 30, 1998, the Company issued 140,000 shares of restricted common stock. Such shares have been valued at $126,700 representing 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued.

During June 1998, the Company repaid a short-term loan of $35,000 by issuance of 35,000 common shares.

ITEM 2   -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 90 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 20,000 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 82%.

During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 40%.

During June 1998, the Company obtained an unsecured $500,000 line of credit from a shareholder with an interest rate at fourteen percent (14%) per annum. The Company may borrow from the credit line up to $35,714 in any one week. Principal and interest are payable on December 8, 1998. If the Company is not able to pay such principal and interest when due, the principal balance of the line of credit and any outstanding accrued interest may be converted into common stock at the rate of $1.00 per share.

During July 1998, the Chairman of the Company advanced $17,000 to the Company. Such advances are non interest bearing and due on demand.

During July 1998, the Company entered into a letter of intent to purchase 43.5% of the Czech truck manufacturer, Tatra a.s., for approximately $13.6 million. In addition, the Company will purchase Tatra's senior secured loan from the bank holding such note, with an approximate balance of $89.5 million, for approximately $30 million. Both agreements are anticipated to close September 30.

There is no assurance that the transaction will be completed since the Company must obtain sufficient capital to complete the acquisition, thus, no pro forma financial information has been presented. The following information is from Tatra's audited financial statements. Tatra had sales of approximately $290 million for the year ended December 31, 1997. At December 31, 1997, Tatra had total assets of approximately $230 million.

During August 1998, the Company borrowed $350,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 37,500 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 32%.

ITEM 2   -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

During August 1998, the Company borrowed $125,000 from each of two shareholders which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued each shareholder 31, 250 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 57%.

The Company has retired $96,500 of short term inventory loans since May 31, 1998.

                                SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                          SDC INTERNATIONAL, INC.


                                          BY:/s/Ronald A. Adams
                                             Ronald A. Adams, President

August 31, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.



/s/Ronald A. Adams                               August 31, 1998
Ronald A. Adams, Director and President
(Principal Executive Officer and Principal
Financial Officer)


/s/Henry S. Green                                August 31, 1998
Henry S. Green, Jr., Director