Form 10QSB
period 1998-05-31
SDC INTERNATIONAL INC \DE\
filed 1998-09-01
CIK 1005841

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                May 31, 1998

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number:             0-27520

                            SDC International, Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                    75-2583767
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

2065 Montgomery Street, Ft. Worth, TX           76107
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 3,640,119 shares outstanding as of May 31, 1998.

                 SDC INTERNATIONAL, INC. AND SUBSIDIARY
                                 INDEX


PART 1 - FINANCIAL INFORMATION:

ITEM 1 - FINANCIAL STATEMENTS

     Consolidated Balance Sheets May 31, 1998 (Unaudited)
     and August 31, 1997                                             1

     Consolidated Statements of Operations (Unaudited)
     for the three months ended May 31, 1998 and 1997                2

     Consolidated Statements of Operations (Unaudited)
     for the nine months ended May 31, 1998 and 1997                 3

     Consolidated Statement of Stockholders' Equity (Unaudited)
     for the nine months ended May 31, 1998                          4

     Consolidated Statements of Cash Flows (Unaudited)
     for the nine months ended May 31, 1998 and 1997                 5

     Notes to Consolidated Financial Statements                    6 - 13

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                      14 - 18

PART II - OTHER INFORMATION                                          19

                   SDC INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)
                                                                    May 31,        August 31,
                                                                     1998             1997
                                      ASSETS
Current assets:
     Cash                                                        $     65,665     $     15,199
     Cash - restricted                                                 80,960          330,932
     Accounts receivable                                              128,125             -
     Inventory                                                        554,047             -
     Prepaid expenses                                                   8,813           21,875
     Other current assets                                               1,481            1,903
          Total current assets                                        839,091          369,909

Machinery and equipment, net                                        3,285,984        3,489,341

Other assets:
     Exclusive agency rights, net                                     191,574          263,485
     Customer list, net                                                56,250          140,625
     Organizational costs, net                                          4,778            7,643
     Deferred offering costs                                           50,000             -
     Other assets                                                      16,546             -
          Total other assets                                          319,148          411,753

          Total assets                                           $  4,444,223     $  4,271,003


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable (including cash overdraft of
       $28,387 as of May 31, 1998)                               $     76,716     $     53,793
     Accounts payable - related party                                  73,477             -
     Accrued expenses                                                 149,658           36,467
     Note payable - short term                                        100,100          215,000
     Due to officer                                                    69,539           27,036
          Total current liabilities                                   469,490          332,296

Excess of net assets acquired over cost, net                          517,471             -

Commitments and contingencies (Note 6)                                   -                -

Stockholders' equity:
     Common stock $.001 par value, authorized 10,000,000
       shares, issued and outstanding 3,640,119 and
       2,639,484 shares, respectively                                   3,640            2,639
     Additional paid-in capital                                     7,682,252        6,345,643
     Accumulated deficit                                           (4,131,430)      (2,409,575)
          Sub total                                                 3,554,462        3,938,707
     Deferred costs                                                   (97,200)            -
          Total stockholder's equity, net                           3,457,262        3,938,707
Total liabilities and stockholders' equity                       $  4,444,223     $  4,271,003


See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MAY 31,
                                (UNAUDITED)


                                                                      1998             1997
Sales                                                            $     41,607      $     -

Cost of goods sold                                                     20,993            -

Gross profit                                                           20,614            -

Expenses:
     Selling, general and administrative                              230,633          136,943
Depreciation and amortization                                         122,860          117,152
     Stock based consulting and compensation                          252,037            -
Total expenses                                                        605,530          254,095

Loss from operations before other income and provision
 for income taxes                                                    (584,916)        (254,095)

Other income (expense):
     Amortization of excess costs                                      14,000            -
     Interest income                                                       99            1,358
     Interest expense                                                  (7,275)         (11,824)
     Foreign currency tax exchange income (loss)                        4,209            -
Total other income (expense)                                           11,033          (10,466)

Loss before provision for income taxes                               (573,883)        (264,561)

Provision for income taxes                                               -               -

Net loss                                                          $  (573,883)     $  (264,561)

Earnings (loss) per share:
     Basic:
        Net loss                                                  $      (.16)     $      (.12)

Weighted average number of shares outstanding                       3,640,119        2,289,011



See accompanying notes to consolidated financial statements

                    SDC INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE NINE MONTHS ENDED MAY 31,
                                  (UNAUDITED)


                                                                     1998              1997
Sales                                                           $     105,345     $  1,335,579

Cost of goods sold                                                     52,871        1,279,548

Gross profit                                                           52,474           56,031

Expenses:
     Selling, general and administrative                              720,254          270,698
     Depreciation and amortization                                    362,286          351,455
     Stock based consulting and compensation                          719,751             -
Total expenses                                                      1,802,291          622,153

Loss from operations before other income and provision
 for income taxes                                                  (1,749,817)        (566,122)

Other income (expense):
     Amortization of excess costs                                      42,000             -
     Interest income                                                    3,819            2,866
     Interest expense                                                 (34,636)         (12,200)
     Foreign currency exchange income (loss)                           (1,738)            -
Total other income (expense)                                            9,445           (9,334)

Loss before provision for income taxes                             (1,740,372)        (575,456)

Provision for income taxes                                               -                -

Net loss                                                         $ (1,740,372)     $  (575,456)

Earnings (loss) per share:
     Basic:
        Net loss                                                 $       (.53)     $      (.26)

Weighted average number of shares outstanding                       3,281,892        2,231,847



See accompanying notes to consolidated financial statements

                    SDC INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE NINE MONTHS ENDED MAY 31, 1998
                                 (UNAUDITED)

                                                                   Additional                                        Total
                                              Common Stock          paid-in          Accumulated     Deferred     Stockholders'
                                          Shares        Amount      capital            Deficit        Costs          Equity
Balances at September 1, 1997          2, 639,484     $  2,639     $  6,345,643     $ (2,409,575)    $     -       $ 3,938,707

Issuance of common stock in
 connection with private placement
 memorandum, net of offering
 costs of $69,154                       35404,635          355          462,441            -               -           462,796

Issuance of common stock
 pursuant to the 1997 Non
 Qualified Stock Option Plan              491,000          491          734,498            -            (194,400)      540,589

Issuance of common stock
 for services                             140,000          140          126,560            -               -           126,700

Issuance of common stock in
 connection with loans                     15,000           15           13,110            -             (13,125)         -

Amortization of deferred costs               -              -              -               -             110,325       110,325

Adjustments related to fluctuation
 of foreign currency                         -              -              -              18,517           -            18,517

Net loss for the nine months
 ended May 31, 1998                          -              -              -          (1,740,372)          -        (1,740,372)

Balance at May 31, 1998                 3,640,119     $  3,640     $  7,682,252     $ (4,131,430)     $ (97,200)   $ 3,457,187


See accompanying notes to consolidated financial statements.

                  SDC INTERNATIONAL, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED MAY 31,
                                (UNAUDITED)


                                                                     1998               1997
Cash flows from operating activities:
     Net loss                                                   $ (1,740,372)     $  (575,456)
 Adjustments to reconcile net loss to net
      cash (used for) provided by operating activities:
     Amortization and depreciation                                   449,697          351,455
     Common stock issued for services                                667,289             -
     Adjustments from fluctuations in foreign currency                18,517             -
     Decrease (increase) in:
          Accounts receivable                                         20,094        (130,094)
          Inventory                                                 (171,469)            -
          Other assets                                               (16,124)         17,998
     Increase (decrease) in:
          Accounts payable                                             9,718          (3,711)
          Accounts payable - related party                            73,477         440,269
          Accrued expenses                                            41,038         (29,764)
Net cash (used for) provided by operating activities                (648,135)         70,697

Cash flows from investing activities:
     Acquisition of subsidiary, net of cash acquired                  44,878            -
     Proceeds from collection of notes receivable - related
       parties                                                                        62,985
     Purchase of machinery and equipment                              (5,802)           -
     Decrease (increase) in restricted cash                          249,972          (2,262)
Net cash provided by investing activities                            289,048          60,723

Cash flows from financing activities:
     Proceeds from issuance of note payable                          100,000          35,000
     Repayment of notes payable                                     (215,000)           -
     Proceeds from stockholder                                        42,603          32,500
     Proceeds from sale of common stock                              531,950         205,679
     Cost associated with private placement memorandum
      and sale of common stock                                          -            (16,705)
     Deferred offering costs                                         (50,000)           -
     Repayment of loans from stockholder                                -            (95,752)
Net cash provided by financing activities                            409,553         160,722

Net increase in cash                                                  50,466         292,142

Cash at beginning of period                                           15,199            -
Cash at end of period                                           $     65,665     $   292,142

Supplemental statement of cash flows disclosures:
     Interest paid                                              $     18,291     $    12,200
     Income taxes paid                                          $       -        $      -

Supplemental disclosure of non-cash operating and
  financing activities:
     Issuance of 140,000 shares of common stock for services    $   194,400      $      -
     Issuance of 15,000 shares as additional consideration
        for loan                                                $    13,125      $      -
     Accrual of costs associated with sale of common stock      $    69,154      $      -



See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MAY 31, 1998
                                 (UNAUDITED)

NOTE 1     -     GENERAL

The consolidated financial statements of SDC International, Inc. (the "Company") at May 31, 1998 and 1997 include the accounts of its wholly-owned subsidiary Skobol, s.a. ("Skobol"), after elimination of all significant intercompany transactions and accounts.

 The Company was incorporated in the state of Delaware on June 30, 1994 for the purpose of developing and marketing an exclusive agency agreement acquired from Diesel a.s. (formerly known as Skoda Diesel a.s.) ("Skoda") to sell a broad range of Skoda's products which are primarily comprised of piston combustion diesel engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power. Skoda was formed in Czechoslovakia in the year 1899.

During April 1997, the Company acquired the outstanding common stock of Golden Grove Business, Inc., ("GGB"), a Panama Corporation, then subsequently dissolved GGB. During November 1997, the Company acquired all of the outstanding common stock of Skobol, a Bolivia Corporation.

The Company's equipment is located in the Czech Republic.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three and nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited consolidated financial statements and footnotes thereto at August 31, 1997, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.

NOTE 2     -     EXCLUSIVE AGENCY RIGHTS, NET

On April 21, 1994, one of the founding shareholders executed an exclusive agency representation letter agreement as agent of the Company with Skoda pursuant to which the Company was appointed as Skoda's exclusive sales agent in North, South and Central America with the exception of the country of
Peru.   In order for the Company to maintain its exclusively, it must generate annual gross sales with in the territory of at least $15,000,000 at the close of its sixth year, (April 1999), after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of its common stock to Skoda.

In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea based upon the following terms.

                   SDC INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MAY 31, 1998
                                 (UNAUDITED)

NOTE 2     -     EXCLUSIVE AGENCY RIGHTS, NET (Cont'd)

South Korea

     i) During the year 1997, sales to South Korea must be in the amount of least $2,400,000.
     ii) During the year 1998, sales to South Korea must be in the amount of $3,600,000.
     iii) Each year thereafter, sales to South Korea must be in the amount of at least $5,600,000.

The Company paid Skoda, a one time fee of $50,000 for the acquisition of such exclusive rights.

     China

     i) During the year 1997, sales to China must be in the amount of at least $3,000,000.
     ii) During the year 1998, sales to China must be in the amount of at least $4,500,000.
     iii) During the year 1999, sales to China must be in the amount of at least $6,000,000.

The Company paid Skoda a one time fee of $100,000 for the acquisition of such exclusive rights. The agency rights from China and Korea are amortized on a monthly basis over five years.

On April 18, 1996, the Company entered into a modification agreement whereby all such sales levels were postponed for one year.

NOTE 3     -     ACQUISITIONS

a) On April 24, 1997, the Company acquired for $120,000 plus 48,000 common shares all the issued and outstanding common stock of GGB. GGB had acquired an exclusive agency contract with Tatra a.s. (a Czech Republic truck manufacturer) to market and sell Tatra's products. The Company amortized such agency rights over the estimated remaining useful life of four years. Accordingly, for the three and nine months ended May 31, 1998, amortization expense amounted to $13,242 and $39,726.

b) On November 18, 1997, the Company acquired 100% of the common stock of Skobol from Skobol's parent, Motokov International Joint Stock Company, for $78,000. The acquisition was retroactively effective to September 1, 1997. The acquisition was accounted as a purchase with the results of Skobol included from the acquisition date. Skobol is a distributor of Czech Republic products within the country of Bolivia.

The acquisition of Skobol resulted in an excess of net assets acquired over costs of $559,471 after application to all non current assets acquired. This amount is being amortized on a straight-line basis over ten years from date of acquisition. Accordingly, for the three and nine months ended May 31, 1998, amortization income amounted to $14,000 and $42,000, respectively.

                   SDC INTERNATIONAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MAY 31, 1998
                               (UNAUDITED)


NOTE 4     -     NOTES PAYABLE

a)The Company had two bank lines-of-credit which provided short-term borrowings up to $220,000. Interest on advances was payable quarterly at a fixed rate of 4.32%. The lines-of-credit expired on October 19, 1997 and were secured by a certificate of deposit amounting to $250,000. During October 1997, the certificate of deposit was redeemed and such lines of credit were repaid.

b)During October 1997, the Company borrowed $100,000 from an individual which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. (See Note 5(c). The issuance of such shares results in an effective interest rate of 40%. As of May 31, 1998, the Company had accrued $7,975 of interest and amortized $13,125 of deferred interest in relation to this note.

NOTE 5     -     STOCKHOLDERS' EQUITY

a)     Private Placement Memorandum

On February 24, 1997, the Company commenced and privately offered pursuant to rule 505, Regulation D, on a best efforts basis, no more than 500,000 shares of common stock in a ninety-day period (before extentions) of its $.001 par valu e common stock at $1.50 per share before deducting discounts, commissions and non-accountable expenses. During the nine months ended May 31, 1998, the Company sold an aggregate of 354,635 shares yielding net proceeds of $462,796.

b)     1997 Non-qualified stock option plan

On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("the Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representative, officers and directors of the Company. During the three and nine months ended May 31, 1998, the Company issued 132,500 and 491,000 shares pursuant to the Plan. Such shares have been valued at $198,750 and $734,989 representing 75% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock. In connection with the issuance of such shares, the Company has recorded $540,589 as stock-based compensation and the remaining balance amounting to $194,400 has been recorded as deferred consulting costs to be amortized on a monthly basis over 12 months. Accordingly, for the three and nine months ended May 31, 1998, amortization expense amounted to $48,600 and $97,200, respectively.

                   SDC INTERNATIONAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MAY 31, 1998
                                (UNAUDITED)

NOTE 5     -     STOCKHOLDERS' EQUITY (Cont'd)

c)     Deferred interest

In connection with the obtaining of a loan, the Company issued 15,000 shares of common stock as additional consideration. Such shares have been recorded at 50% of the average market value of the stock during the month of issuance as a result of the illiquidity of the Company's stock. Accordingly, the Company has recorded deferred interest of $13,125 which is being amortized over the term of the loan. For the three and nine months ended May 31, 1998, amortized interest amounted to $4,375 and $13,125.

d)     Stock-based consulting

During the nine months ended May 31, 1998, the Company issued 140,000 shares of restricted common stock. Such shares have been valued at $126,700 representing 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. No restricted shares of common stock were issued during the three months ended May 31, 1998.

NOTE 6     -     COMMITMENTS AND CONTINGENCIES

a)     Lease agreement

The Company leases its administrative office pursuant to signed lease agreement commencing July 1, 1995 and expiring on June 30, 1997. Such lease requires monthly payments of $3,500. Effective December 1996, the Company terminated this lease. Prior to July 1, 1995 the Company maintained its administrative office on a month to month basis, free of charge at the office of Worth. Worth is an entity which the Chairman of the Company is also a 50% shareholder. Effective January 1, 1998, the Company entered into a new lease for a one year term. Such lease requires monthly payments of $2,000.

Included in general and administrative expenses is rent expense which amounted to $9,646 and $9,318 for the three months ended May 31, 1998 and 1997, respectively and $26,887 and $46,999 for the nine months ended May 31, 1998 and 1997, respectively.

b)     Concentration of credit risk

Due to its current limited sales, the Company has a high concentration of credit risk until such transactions are completed. The Company is actively seeking sales outside of the United States. If such sales occur, the revenue and subsequent collections will be subject to the fluctuations such sales generate, both from currency and political changes. The Company's machinery and equipment is located in the Czech Republic. The Company's primary source of inventory is currently Skoda and Tatra and as such, it is subject to Skoda's and Tatra's risks of business and its continued financial health, as well as the risks associated with foreign businesses, both from currency and political changes.

                     SDC INTERNATIONAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MAY 31, 1998
                                  (UNAUDITED)

NOTE 6     -     COMMITMENTS AND CONTINGENCIES (Cont'd)

c)     Management agreement

On December 15, 1995 the Company and Worth entered into a management agreement with an individual for a period of three years. Pursuant to such agreement, the individual shall devote such time, attention and efforts to management services as may be reasonably required by the Company and Worth. The Company and Worth will pay such individual an amount equal to twenty-five percent (25%) of the gross profit from sales made by the Company. Such payments are payable monthly after the collection of receivables from said sales. There are no amounts currently payable under this agreement.

d)     Letter of intent

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

e)     Dependence on Skoda and Tatra

The Company's operations are dependent on Skoda and Tatra since Skoda and Tatra are responsible for the manufacturing of all of the Company's products and for making available sufficient inventory. The Company faces risks of the inability to obtain products in the event of production problems of Skoda or Tatra due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of Skoda or Tatra to fulfill orders of the Company.

                  SDC INTERNATIONAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED MAY 31, 1998
                               (UNAUDITED)

NOTE 7     -     RELATED PARTY TRANSACTION

a)     Acquisition of exclusive agency rights

In October 1995, the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea. In consideration for these rights the Company paid Skoda $150,000.

b)     Accounts payable

At May 31, 1998, the Company had accounts payable to related parties totalling $73,477 which were due to Double Seal Ring Company, one of its founding shareholders.

c)     Due to officer

The Company's Chief Executive Officer and shareholder advances funds to or on behalf of the Company. As of May 31, 1998, $69,539 was owed to such officer. Such advances are non-interest bearing and due on demand.

d)     Management fees

For the three months ended May 31, 1998 and 1997, the Company recorded $51,600 and $18,000 respectively for management fees and travel allowance to the Chief Executive Officer and the President.

e)     Rent Expense

Effective January 1, 1998, the Company rents its executive office on a month to month basis from its Chief Executive Officer with monthly payments amounting to approximately $2,000.

NOTE 8    -     SUBSEQUENT EVENTS

a)     Note payable

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

b)     Note payable

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

                   SDC INTERNATIONAL, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MAY 31, 1998
                                (UNAUDITED)

NOTE 8    -     SUBSEQUENT EVENTS (Cont'd)

c)     Line of credit

During June 1998, the Company obtained an unsecured $500,000 line of credit from a shareholder with an interest rate at fourteen percent (14%) per annum. The Company may borrow from the credit line up to $35,714 in any one week. Principal and interest are payable on December 18, 1998. If the Company is not able to pay such principal and interest when due, the principal balance of the line of credit and any outstanding accrued interest may be converted into common stock at the rate of $1.00 per share.

d)     Due to shareholder

During July 1998, the Chairman of the Company advanced $17,000 to the Company. Such advances are non interest bearing and due on demand.

e)     Acquisition

During July 1998, the Company entered into a letter of intent to purchase 43.5% of the Czech truck manufacturer, Tatra a.s., for approximately $13.6 million. In addition, the Company will purchase Tatra's senior secured loan from the bank holding such note, with an approximate balance of $89.5 million, for approximately $30 million. Both agreements are anticipated to close September 30..

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

f)     Note payable

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

g)     Note payable

During August 1998, the Company borrowed $125,000 from each of two shareholders which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued each shareholder 31,250 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 57%.

                 SDC INTERNATIONAL, INC. AND SUBSIDIARY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE THREE MONTHS ENDED MAY 31, 1998
                              (UNAUDITED)


h)     Inventory loans

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

During the quarter ending May 31, 1998, there was minimal activity in the Company's division, SDC Prague, s.r.o., in the Czech Republic. SDC Prague plans to market and sell electrical generating and co-generating equipment using the components of East European manufacturers.

During the quarter ending May 31, 1998, the Company continued rebuilding the inventories of its Bolivian subsidiary, Skobol, s.a., formerly the subsidiary of Czech trading company Motokov International. Skobol is a thirty-seven year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The new subsidiary provided an excess of $559,471 of net assets acquired over the cost of the acquisition. Skobol operated at a small loss during this period as the products are being expanded and Skobol is reintroducing itself to the marketplace as a continuing supplier of Czech products. The subsidiary's financial statements are consolidated with those of the Company.

The Company has cancelled its plans to sell and finance inventories of Slovakian manufacturer Krizik, a.s., because the Company has developed similar opportunities with companies with whom SDC has existing relationships and which are located within the Czech Republic where the Company conducts most if its business activities.

The Company concluded its Regulation D, Rule 505 offering of its common stock which provided a gross total of $740,000 for the Company. The Five Year Growth Plan which was completed in August 1997 has been updated to reflect the positive developments of the prior six months and management is exploring different sources of additional capital and reviewing different methods of obtaining additional capital for the Company in order to execute its five year plan.

At the close of the quarter ending May 31, 1998, the Company continued negotiating for a possible acquisition of Skoda's Diesel International operations. Management and shareholder control of Diesel International (formerly Skoda Diesel) changed in 1996, and the Company believes that if an acquisition can be made on terms favorable to the Company, potential negative effects of the management and shareholder changes of 1996 will be eliminated and the Company could exert total control over this supplier. SDC management continues to work with the management in place at Diesel International and relationships with management are satisfactory. Discussions continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

ITEM 2     -   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

The Company has devoted substantial time and effort to negotiating and arranging strategic alliances with major Czech manufacturers rather than devoting its time to beginning its marketing and sales development. It is felt that the most efficient use of time and resources will be with the proper product mix for entering new markets. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the results of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ending May 31, 1998, the Company shipped $41,607 and realized a gross profit from those sales of $26,395. These sales were made by the new subsidiary, Skobol, s.a.
Management believes sales by Skobol will increase as its reorganization of its operations is completed and new inventories are provided. However, Company sales and shipments will continue to be sporadic until a more steady flow of orders exist, and until the marketing efforts for larger items, such as electrical generating sets and trucks, can come to fruition.

Operating expenses for the quarter ending May 31, 1998, were more than in the quarter ending May 31, 1997, due primarily to the expansion of management, development of additional product lines needed in order to enhance future growth and revenues of the Company, and the continuing negotiations for major strategic alliances which often times include paid professional advisors such as attorneys and accountants. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the fact that the Company is a fully reporting 12 (g) company, due to the planned acquisition of new product lines, and due to the extensive discussions and negotiations in the Czech Republic regarding future strategic alliances and the possible acquisition of Diesel International.

Total expenses for the quarter ending May 31, were $265,919 in 1997 and $612,805 in 1998. Non-cash expenses as deprecation and amortization and payment for consulting services accounted for $321,610, more than fifty-two (52%) of the expenses during the quarter ending May 31, 1998. During the quarter ending May 31, 1998, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $573,883 for the quarter ending May 31, 1998, includes certain non-cash charges as follows:

               Depreciation and amortization     $     122,860
               Issuance of common stock as
                 consideration of services             198,750

               Total non-cash charges            $     321,610

Accordingly, the Company's cash loss before the above charges amounted to approximately $252,273.

ITEM 2     -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

During the three months ending May 31, 1998, as compared to the three months ending May 31, 1997, operating expenses were approximately $351,435 higher. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently.

Operating expense categories which exceeded $5,000, for the three months period ending May 31, 1998, were; Amortization and depreciation $122,860; Office rent $9,646; Management compensation and salary $51,600; Travel and lodging $19,981; Consulting $13,474; Legal and accounting $9,130; Telephone $10,169; Consulting costs paid by issuance of stock $102,037; Advertising $6,500; Repair and maintenance $16,162; Office supplies $7,530 Wages $39,850; and Management compensation paid by stock $150,000.

Operating expense categories which exceeded $5,000 for the three month period ending May 31, 1997 were; Amortization and depreciation $117,151; Office rent $9,318; Marketing $35,720; Taxes and licenses $9,335; Interest $11,824; Management compensation and salary $18,000; Travel and lodging $23,866; Consulting $18,293; Legal and accounting $8,157; and Telephone $9,537.

LIQUIDITY AND CAPITAL RESOURCES

At the end of May 1998, the Company's working capital is $369,601.   Net cash
used for the Company's operating activities for the quarter ending May 31, 1998 amounted to $648,135 whereas the net cash provided by operating activities for the quarter ending May 31, 1997 amounted to $70,697. Net cash provided by financing activities in the quarter ending May 31, 1998 was $409,553 compared to $160,722 for the quarter ending May 31, 1997. Net cash provided by investing activities during the quarter ending May 31, 1998 was $289,048 compared to $60,723 for the quarter ending May 31, 1997. Therefore, total cash at the end of the quarter ending May 31, 1998 was $65,665 compared to $292,142 at the end of the quarter ending May 31, 1997. During the quarter ending May 31, 1998, all corporate debt amounted to $169,639.

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
              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retainage qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of May 31, 1998, 491,000 shares had been issued under such Plan. See Notes to financial statements, Note 5(b).

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

During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 15,000 common shares as additional considerat ion. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 40%.

During June 1998, the Company obtained an unsecured $500,000 line of credit from a shareholder with an interest rate at fourteen percent (14%) per annum. The Company may borrow from the credit line up to $35,714 in any one week. Principal and interest are payable on December 18, 1998. If the Company is not able to pay such principal and interest when due, the principal balance of the line of credit and any outstanding accrued interest may be converted into common stock at the rate of $1 per share.

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

There is no assurance that the transaction will be completed since the Company must obtain sufficient capital to complete the acquisition. The following information is from Tatra's audited financial statements. Tatra had sales of approximately $290 million for the year ended December 31, 1997. At December 31, 1997, Tatra had total assets of approximately $230 million.

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

During August 1998, the Company borrowed $125,000 from each of two shareholders which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued each shareholder 31,250 common shares as additional consideration. Such shares will be valued at 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. The issuance of such shares results in an effective interest rate of 57%.

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