Form 10QSB
period 1998-06-30
SDC INTERNATIONAL INC \DE\
filed 1998-09-01
CIK 1005841

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1998

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number:            0-27520

                             SDC International, Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                   75-2583767
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

2065 Montgomery Street, Ft. Worth, FL         76107
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

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 3,819,119 shares outstanding as of June 30, 1998.

                SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                                  INDEX


PART 1 - FINANCIAL INFORMATION:

     ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

        Consolidated Balance Sheets (Unaudited) June 30, 1998
        and December 31, 1997                                        1

        Consolidated Statements of Operations (Unaudited)
        for the three months ended June 30, 1998
        and May 31, 1997                                             2

        Consolidated Statements of Operations (Unaudited)
        for the six months ended June 30, 1998
        and May 31, 1997                                             3

        Consolidated Statement of Stockholders' Equity
        (Unaudited) for the six months ended June 30, 1998           4

        Consolidated Statements of Cash Flows (Unaudited)
        for the six months ended June 30, 1998
        and May 31, 1997                                             5

        Notes to Consolidated Financial Statements                 6 - 13

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                 14 - 16

PART II - OTHER INFORMATION                                         18

                    SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    June 30,        December 31,
                                                                     1998              1997
                                      ASSETS
Current assets:
     Cash                                                        $     37,163     $    104,997
     Cash - restricted                                                 80,960           80,960
     Accounts receivable                                              132,742          150,634
     Inventory                                                        511,824          437,798
     Prepaid expenses                                                   8,912           17,528
          Total current assets                                        771,601          791,917

     Machinery and equipment, net                                   3,263,716        3,398,363

Other assets:
     Exclusive agency rights, net                                     183,584          231,524
     Customer list, net                                                46,875          103,125
     Deferred offering costs                                           50,000           50,000
     Organizational costs                                               4,459            6,369
     Other assets                                                     174,736             -
          Total other assets                                          459,654          391,018

          Total assets                                          $   4,494,971     $  4,581,298


          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $      18,364     $    67,639
     Accounts payable - related party                                  53,477          13,477
     Accrued expenses                                                 150,678          81,207
     Note payable - short term                                        265,100         100,100
     Line of credit                                                    71,428            -
     Due to stockholder                                                65,539          15,739
          Total current liabilities                                   624,586         278,162

Excess of net assets acquired over cost                               512,804         540,804

Commitments and contingencies (Note 5)                                   -               -

Stockholders' equity:
     Common stock $.001 par value; authorized: 10,000,000
     shares; issued and outstanding: 3,819,119 and
     2,990,118 shares, respectively                                     3,819           2,990
     Additional paid-in capital                                     7,886,791       6,853,867
     Accumulated deficit                                           (4,429,941)     (2,925,233)
          Subtotal                                                  3,460,669       3,931,624
     Deferred costs                                                  (103,088)       (169,292)
          Total stockholders' equity                                3,357,581       3,762,332
Total liabilities and stockholders' equity                      $   4,494,971     $ 4,581,298


See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                 (UNAUDITED)


                                                                   June 30,         May 31,
                                                                     1998            1997
Sales                                                           $      43,399     $     -

Cost of goods sold                                                     21,392           -

Gross profit                                                           22,007           -

Expenses:
     Selling, general and administrative                              360,468         136,943
     Depreciation and amortization                                    135,010         117,152
     Stock based consulting and compensation                          202,350           -
              Total expenses                                          697,828         254,095

Loss from operations before other income and provision
 for income taxes                                                    (675,821)       (254,095)

Other income (expense):
     Interest income                                                       74           1,358
     Interest expense                                                 (15,163)        (11,824)
     Amortization of excess of net assets acquired over costs          14,000           -
     Foreign currency exchange gain (loss)                             34,495           -
             Total other income (loss)                                 33,406         (10,466)

Loss before provision for income taxes                               (642,415)       (264,561)
Provision for income taxes                                                121           -

Net loss                                                         $   (642,294)    $  (264,561)

Loss per share:
     Basic and diluted:
             Net loss                                            $       (.18)    $     (.12)

Weighted average number of shares outstanding                       3,632,980       2,289,011


See accompanying notes to consolidated financial statements

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE SIX MONTHS ENDED
                                (UNAUDITED)

                                                                   June 30,           May 31,
                                                                    1998               1997
Sales                                                           $      61,937     $     18,384

Cost of goods sold                                                     29,077           15,738

Gross profit                                                           32,860            2,646

Expenses:
     Selling, general and administrative                              640,706          237,991
     Depreciation and amortization                                    260,500          226,393
     Stock based consulting and compensation                          698,864             -
           Total expenses                                           1,600,070          464,384

Loss from operations before other income and provision
 for income taxes                                                  (1,567,210)        (461,738)

Other income (expense):
     Amortization of excess of net assets acquired over costs          28,000             -
     Interest income                                                      112            3,066
     Interest expense                                                 (20,753)            -
     Foreign currency exchange gain (loss)                             55,143             -
          Total other income (expense)                                 62,502            3,066

Loss before provision for income taxes                             (1,504,708)        (458,672)

Provision for income taxes                                              -                 -

Net loss                                                        $  (1,504,708)     $  (458,672)

Loss per share:
     Basic and diluted:
          Net loss                                              $        (.43)     $      (.21)

Weighted average number of shares outstanding                       3,495,952         2,214,858



See accompanying notes to consolidated financial statements

                    SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                 (UNAUDITED)

                                                                   Additional                                       Total
                                              Common Stock           paid-in      Accumulated       Deferred    Stockholders'
                                         Shares        Amount        capital        Deficit          Costs          Equity
Balances at December 31, 1997          2,990,118     $   2,990     $ 6,853,867    $(2,925,233)   $  (169,292)    $ 3,762,332

Issuance of common stock in
 connection with private placement
 memorandum, net of offering costs
 of $32,955                              169,001           169         220,378          -               -            220,547

Issuance of common stock pursuant
 to 1997 non qualified stock option
 plan                                    450,000           450         621,131          -               -            621,581

Issuance of common stock for services    140,000           140         126,560          -               -            126,700

Issuance of stock pursuant to loan
 agreement                                70,000            70          64,855          -            (29,925)         35,000

Amortization of deferred costs              -              -              -             -             96,129          96,129

Net loss for the six months ended
 June 30, 1998                              -              -              -        (1,504,708)          -         (1,504,708)

Balances at June 30, 1998              3,819,119     $   3,819     $ 7,886,791    $(4,429,941)    $ (103,088)   $  3,357,581



See accompanying notes to consolidated financial statements.

                   SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                                (UNAUDITED)


                                                                  June 30,              May 31,
                                                                    1998                 1997
Cash flows from operating activities:
     Net loss                                                $     (1,504,708)     $   (409,036)
 Adjustments to reconcile net loss to net
      cash (used for) provided by operating activities:
     Amortization and depreciation                                    327,908           234,303
      Issuance of stock for services                                  748,283              -
     Decrease (increase) in:
          Accounts receivable                                          17,892          (105,134)
          Inventory                                                   (74,026)             -
          Restricted cash                                                -                 -
          Other assets                                               (174,736)             -
          Prepaid expenses                                               (759)            6,000
     Increase (decrease) in:
          Accounts payable                                            (49,275)             -
          Accounts payable - related party                             40,000           404,680
          Accrued expenses                                             36,516           (39,060)
               Net cash (used for) provided by operating
               activities                                            (632,905)           91,753

Cash flows from investing activities:
     Purchase of machinery and equipment                               (9,657)             -
               Net cash used for investing activities                  (9,657)             -

Cash flows from financing activities:
     Proceeds from issuance of notes payable                          271,428            25,000
     Proceeds from stockholder                                         49,800             1,600
     Proceeds from sale of common stock                               253,500           190,678
     Cost associated with private placement memorandum
      and sale of common stock                                           -              (16,705)
               Net cash provided by financing activities              574,728           200,573

Net (decrease) increase in cash                                       (67,834)          292,326

Cash, at beginning of period                                          104,997              (788)
Cash ,at end of period                                           $     37,163       $   291,538

Supplemental disclosures of non-cash flow information:
     Cash paid for:
        Interest                                                 $      1,321       $    12,200
        Income taxes                                             $      3,681       $      -

Supplemental disclosure of non-cash operating and
financing activities:
     Issuance of common stock as consideration for loans         $     29,925       $      -
     Issuance of common stock as repayment of advance            $     35,000       $      -
     Accrual of commissions and expenses on stock sales          $     32,955       $      -


See accompanying notes to consolidated financial statements.

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 1     -     GENERAL

SDC International, Inc. ("the Company") was incorporated in the state of Delaware on June 30, 1994. The accompanying financial statements include the accounts of the Company, and its wholly-owned subsidiary, Skobal, s.a. The Company's equipment is located in the Czech Republic. Effective August 1998, in connection with the Company's planned acquisition of a significant portion of Tatra, a.s., the Company changed its year end from August 31 to December
31. This change became effective from the last annual reporting period, August 31, 1997, resulting in a transitional report for the period September 1, 1997 through December 31, 1997. The Company has previously filed Form 10-QSB for the quarters ending November 30, 1997, February 28, 1998 and May 31, 1998.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three and six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited consolidated financial statements and footnotes thereto at August 31, 1997, included in the Company's Form 10-KSB and the Company's unaudited consolidated financial statements and footnotes thereto at December 31, 1997, included in the Company's transition report Form 10-QSB, filed with the Securities and Exchange Commission.

Certain reclassifications have been made to the May 31, 1997 financial statements in order to conform to the June 30, 1998 presentation.

NOTE 2     -     EXCLUSIVE AGENCY RIGHTS, NET

On April 21, 1994, one of the founding shareholders executed an exclusive agency representation letter agreement as agent of the Company with Diesel, a.s. (Formerly Skoda Diesel, a.s. ("Skoda"), pursuant to which the Company was appointed as Skoda's exclusive sales agent in North, South and Central America
with the exception of the country of Peru.   In order for the Company to
maintain its exclusively, it must generate annual gross sales with in the territory of at least $15,000,000 at the close of its sixth year, (April
1999), after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of its common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the company has valued such exclusively agency rights at $64,563 which is being amortized on a straight-line basis over 5 years. As a result, for each of the six months ended June 30, 1998 and May 31, 1997, the company recorded amortization expense of $6,456.

In October 1995 the Company purchased the exclusive rights to market and sell Skoda Diesel products into the countries of China and South Korea based upon the following terms.

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
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

The Company paid Skoda a one time fee of $100,000 for the acquisition of such exclusive rights. The agency rights from China and Korea are amortized on a monthly basis over five years. For each of the six months ended June 30, 1998 and May 31, 1997, the company has recorded $21,456 in amortization expense.

On April 18, 1996, the Company entered into a modification agreement whereby all such sales levels were postponed for one year.

NOTE 3     -     NOTES PAYABLE

a) The Company had two bank lines-of-credit which provided short-term borrowings up to $220,000. Interest on advances was payable quarterly at a fixed rate of 4.32%. The lines-of-credit expired on October 19, 1997 and were secured by a certificate of deposit amounting to $250,000. During October 1997, the certificate of deposit was redeemed and such lines of credit were repaid.

b) During October 1997, the Company borrowed $100,100 from an individual which is payable in 180 days (which has been extended) at an interest rate of 14%. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. See Note 4(c). The issuance of such shares results in an effective interest rate of 40%. As of June 30, 1998, the balance of the note was $65,100 and the Company had accrued $8,733 of interest and amortized $13,125 of deferred interest in relation to this note.

c) During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 90 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 20,000 common shares as additional consideration. See Note 4(c). The issuance of such shares results in an effective interest rate of 82%. As of June 30, 1998, the Company had accrued $1,150 of interest and amortized $5,700 of deferred interest in relation to this note.

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 3     -     NOTES PAYABLE (Cont'd)

d) During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. See Note 4(c). The issuance of such shares results in an effective interest rate of 40%. As of June 30, 1998, the Company had accrued $1,150 of interest and amortized $2,138 of deferred interest in relation to this note.

NOTE 4     -     STOCKHOLDERS' EQUITY

a)     Private Placement Memorandum

On February 24, 1997, the Company commenced and privately offered pursuant to rule 505, Regulation D, on a best efforts basis, no more than 500,000 shares of common stock in a ninety-day period (before extensions) of its $.001 par value common stock at $1.50 per share before deducting discounts, commissions and non-accountable expenses. During the six months ended June 30, 1998, the Company sold an aggregate of 169,001 shares yielding net proceeds of $220,545.

b)     1997 Non-qualified stock option plan

On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("the Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representative, officers and directors of the Company. During the three and six months ended June 30, 1998, the Company issued 241,500 and 450,000 shares pursuant to the Plan. Such shares have been valued at $338,542 and $621,581 representing 75% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock. In connection with the issuance of such shares, the Company has recorded $621,581 as stock-based compensation for the six months ended June 30, 1998. Amortization of deferred costs for the three and six months ended June 30, 1998, amounted to $48,600 and $97,200, respectively.

c)      Deferred interest

In connection with the obtaining of loans (Note 3(b), 3(c) and 3(d)), the Company issued 15,000, 20,000, and 15,000, shares of common stock, respectively, as additional consideration. Such shares have been recorded at 50% of the average market value of the stock during the month of issuance as a result of the illiquidity of the Company's stock. Accordingly, the Company has recorded deferred interest of $13,125, $17,100 and $12,825, respectively, which is being amortized over the term of the loans. For the three and six months ended June 30, 1998, amortized interest amounted to $7,838 and $15,129.

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 4     -     STOCKHOLDERS' EQUITY (Cont'd)

d)     Stock-based consulting

During the six months ended June 30, 1998, the Company issued 140,000 shares of restricted common stock for services by two individuals. Such shares have been valued at $126,700 representing 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. No shares of common stock were issued for services during the three months ended June 30, 1998.

e)     Issuance of common stock for acquisition of customer list

Pursuant to a purchase agreement dated December 2, 1995 between the Company and an unrelated party, the Company acquired certain assets comprising of supplier and customer lists. As consideration for such assets, the Company paid $150,000 and issued 150,000 shares of its $.001 par value common stock. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company valued such assets at a total of $337,500 comprising of $150,000 in cash and $187,500 of common stock. Management has elected to amortize such assets over the life of the management agreement of three years. Accordingly, for the six months ended June 30, 1998 and May 31, 1997, the Company recorded amortization expense amounting to $56,250 and $56,250, respectively.

f)     Note payable

During the six months ended June 30, 1998, the Company issued 35,000 shares of restricted common stock in repayment of an advance by a shareholder. Such shares have been valued at the amount of the advance of $35,000.

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

Included in general and administrative expenses is rent expense which amounted to $14,134 and $9,318 for the three months ended June 30, 1998 and May 31, 1997, respectively and $28,268 and $36,499 for the six months ended June 30, 1998 and May 31, 1997, respectively.

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 5     -     COMMITMENTS AND CONTINGENCIES (Cont'd)

b)     Significant customers and vendors

For the six months ended May 31, 1997, the Company purchased 100% of its cost of goods sold from two of its founding stockholders, Skoda and Double. No purchases were made from Skoda and Double during the six months ended June 30, 1998.

c)     Concentration of credit risk

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

d)     Management agreement

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

e)     Letter of intent

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

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 5     -     COMMITMENTS AND CONTINGENCIES (Cont'd)

f)     Finder's fee agreement

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

g)     Dependence on Skoda and Tatra

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

h)     Line of Credit

During the June 1998, the Company obtained an unsecured $500,000 line of credit from a shareholder with an interest rate at fourteen percent (14%) per annum. The Company may borrow from the credit line up to $35,714 in any one week. Principal and interest are payable on December 18, 1998. If the Company is not able to pay such principal and interest when due, the principal balance of the line of credit and any outstanding accrued interest may be converted into common stock at the rate of $1 per share. The amount outstanding at June 30, 1998 under this agreement is $71,428.

NOTE 6     -     RELATED PARTY TRANSACTIONS

a)     Acquisition of exclusive agency rights

In October 1995, the Company purchased the exclusive rights to market and sell Skoda products into the countries of China and South Korea. In consideration for these rights the Company paid Skoda $150,000.

b)     Accounts payable

At June 30, 1998, the Company had accounts payable totaling $53,477 which was due to Double Seal Ring Company, one of its founding shareholders.

c)     Due to officer

The Company's Chief Executive Officer and shareholder advances funds to or on behalf of the Company. As of June 30, 1998, $65,539 was owed to such officer. Such advances are non interest bearing and due on demand.

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 6     -     RELATED PARTY TRANSACTIONS (Cont'd)

d)     Management fees

For the six months ended June 30, 1998 and May 31, 1997, the Company recorded $137,984 and $18,000 respectively for management fees and travel allowance to the Chief Executive Officer and the President.

e)     Rent Expense

Effective January 1, 1998, the Company rents its executive office on a month to month basis from its Chief Executive Officer with monthly payments amounting to approximately $2,000.

NOTE 7     -     SUBSEQUENT EVENTS

a)     Due to shareholder

During July 1998, the Chief Executive Officer advanced $17,000 to the Company. Such advances are non interest bearing and due on demand.

b)     Acquisition

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

c)     Note payable

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

d)     Note payable

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

                      SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                    (UNAUDITED)


NOTE 7     -     SUBSEQUENT EVENTS (Cont'd)

e)     Inventory loans

The Company has retired $96,500 of short term inventory loans since June 30, 1998.

ITEM 2    -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
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

     During the quarter ending June 30, 1998, there was minimal activity in the Company's division, SDC Prague, s.r.o., in the Czech Republic. SDC Prague plans to market and sell electrical generating and co-generating equipment using the components of East European manufacturers.

     During the quarter ending June 30, 1998, the Company continued rebuilding the inventories of its Bolivian subsidiary, Skobol, s.a., formerly the subsidiary of Czech trading company Motokov International. Skobol is a thirty-seven year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The new subsidiary provided an excess of $559,471 of net assets acquired over the cost of the acquisition. Skobol operated at a small loss during this period as the products are being expanded and Skobol is reintroducing itself to the marketplace as a continuing supplier of Czech products. The subsidiary's financial statements are consolidated with those of the Company.

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

     At the close of the quarter ending June 30, 1998, the Company continued negotiating for a possible acquisition of Skoda's Diesel International operations. Management and shareholder control of Diesel International (formerly Skoda Diesel) changed in 1996, and the Company believes that if an acquisition can be made on terms favorable to the Company, potential negative effects of the management and shareholder changes of 1996 will be eliminated and the Company could exert total control over this supplier. SDC management continues to work with the management in place at Diesel International and relationships with management are satisfactory. Discussions continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets.

     There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

ITEM 2   -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     The Company has devoted substantial time and effort to negotiating and arranging strategic alliances with major Czech manufacturers rather than devoting its time to beginning its marketing and sales development. It is felt that the most efficient use of time and resources will be with the proper product mix for entering new markets. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the results of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ending June 30, 1998, the Company shipped $61,937 and realized a gross profit from those sales of $22,007. These sales were made by the new subsidiary, Skobol, s.a.
Management believes sales by Skobol will increase as its reorganization of its operations is completed and new inventories are provided. However, Company sales and shipments will continue to be sporadic until a more steady flow of orders exist, and until the marketing efforts for larger items, such as electrical generating sets and trucks, can come to fruition.

     Operating expenses for the quarter ending June 30, 1998 were more than in the quarter ending May 31, 1997, due primarily to the expansion of management, development of additional product lines needed in order to enhance future growth and revenues of the Company, and the continuing negotiations for major strategic alliances which often times include paid professional advisors such as attorneys and accountants. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the fact that the Company is a fully reporting 12 (g) company, due to the planned acquisition of new product lines, and due to the extensive discussions and negotiations in the Czech Republic regarding future strategic alliances and the possible acquisition of Diesel International.

     Total expenses for the quarter ending June 30, 1998 were $697,556 and $254,095 for the quarter ending May 31, 1997. Non-cash expenses as deprecation and amortization and payment for consulting services accounted for $337,360 more than forty-eight (48%) of the expenses during the quarter ending June 30, 1998. During the quarter ending June 30, 1998, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $642,294 for the quarter ending June 30, 1998, includes certain non-cash charges as follows:

               Depreciation and amortization     $     135,010
               Issuance of common stock as
                 consideration of services             202,350

               Total non-cash charges            $     337,360

     Accordingly, the Company's cash loss before the above charges amounted to approximately $304,934.

ITEM 2   -  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

     During the three months ending June 30, 1998, as compared to the three months ending May 31, 1997, operating expenses were approximately $443,461 higher. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently.

     Operating expense categories which exceeded $5,000, for the three month period ending June 30, 1998, were; Amortization and depreciation $135,010; Office rent $20,567; Management compensation and salary $43,000; Travel and lodging $16,504; Consulting $13,441; Legal and accounting $21,461; Telephone $11,777; Consulting costs paid by issuance of stock $188,542; and maintenance $17,549; Office supplies $7,706; Wages $40,687; and Management compensation paid by stock $150,000.

     Operating expense categories which exceeded $5,000 for the three month period ending May 31, 1997 were; Amortization and depreciation $117,151; Office rent $9,318; Marketing $35,720; Taxes and licenses $9,335; Interest $11,824; Management compensation and salary $18,000; Travel and lodging $23,866; Consulting $18,293; Legal and accounting $8,157; and Telephone $9,537.

LIQUIDITY AND CAPITAL RESOURCES

     At the end of June 1998, the Company's working capital is $147,016. Net cash used for the Company's operating activities for the quarter ending June 30, 1998 amounted to $(771,543) whereas the net cash provided by operating activities for the quarter ending May 31, 1997 amounted to $91,753. Net cash provided by financing activities in the quarter ending June 30, 1998, was $713,366 compared to $200,573 for the quarter ending May 31, 1997. Net cash provided for (used by) investing activities during the quarter ending June 30, 1998, was $(9,657) compared to $0 for the quarter ending May 31, 1997. Therefore, total cash at the end of the quarter ending June 30, 1998 was $37,163 compared to $291,538 at the end of the quarter ending May 31, 1997. During the quarter ending June 30, 1998 all corporate debt amounted to $422,006.

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
            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

     On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plan is designed to serve as an incentive for retainage qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of June 30, 1998, 600,000 shares had been issued under such Plan. See Notes to financial statements, Note 5(b).

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