Form 10QSB
period 1998-09-30
SDC INTERNATIONAL INC \DE\
filed 1998-11-25
CIK 1005841

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                         FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1998

                              or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number:      0-27520

                    SDC International, Inc.
     (Exact name of registrant as specified in its charter)

       Delaware                                     75-2583767
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

3045 North Federal Highway, Ft Lauderdale, Florida     33306
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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 4,290,452 shares outstanding as of September 30, 1998.

                SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                                  INDEX


PART 1 - FINANCIAL INFORMATION:

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets (Unaudited)
  September 30, 1998 and December 31, 1997                   1

  Consolidated Statements of Operations (Unaudited)
  for the three months ended September 30, 1998
  and August 31, 1997                                        2

  Consolidated Statements of Operations (Unaudited)
  for the nine months ended September 30, 1998
  and August 31, 1997                                        3

  Consolidated Statement of Stockholders' Equity
  (Unaudited) for the nine months ended
  September 30, 1998                                         4

  Consolidated Statements of Cash Flows (Unaudited)
  for the nine months ended September 30, 1998
  and August 31, 1997                                        5

  Notes to Consolidated Financial Statements               6 - 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS                                       12 - 15

PART II - OTHER INFORMATION                                   16

            SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
                          (UNAUDITED)


                                                      September 30,      December 31,
                                                          1998             1997

                                      ASSETS
Current assets:
Cash                                                  $     143,603     $  104,997
Cash - restricted                                            80,960         80,960
Accounts receivable, net                                     77,749        150,634
Inventory                                                   685,365        437,798
Other current assets                                         85,736         17,528
Total current assets                                      1,073,413        791,917

Machinery and equipment, net                              3,209,105      3,398,363

Other assets:
Exclusive agency rights, net                                160,115        231,524
Customer list, net                                           18,750        103,125
Deferred offering costs                                      50,000         50,000
Organizational costs                                          3,500          6,369
Other assets                                                165,469           -
Total other assets                                          397,834        391,018

Total assets                                           $  4,680,352   $  4,581,298

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                       $    120,412   $     67,739
Accounts payable - related party                             13,477         13,477
Accrued expenses                                             96,130         81,207
Note payable - short term                                   975,000        100,000
Line of credit                                              499,996           -
Due to stockholder                                           21,343         15,739
Total current liabilities                                 1,726,358        278,162

Excess of net assets acquired over cost                     498,804        540,804

Commitments and contingencies                                  -              -

Stockholders' equity:
Common stock $.001 par value; authorized:
10,000,000 shares; issued and outstanding:
4,404,452 and 2,990,118 shares, respectively                  4,290          2,990
Additional paid-in capital                                8,496,624      6,853,867
Accumulated deficit                                      (5,874,299)    (2,925,233)
Subtotal                                                  2,626,615      3,931,624
Deferred costs                                             (171,425)      (169,292)
Total stockholders' equity                                2,455,190      3,762,332

Total liabilities and stockholders' equity              $ 4,680,352    $ 4,581,298


  See accompanying notes to consolidated financial statements.

              SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED
                              (UNAUDITED)


                                                  September 30,   December 31,
                                                       1998          1997

Sales                                             $    98,840     $  (207,260)

Cost of goods sold                                     76,857        (581,780)

Gross profit                                           21,983         374,520

Expenses:
Selling, general and administrative                   675,267         291,863
Depreciation and amortization                         176,214          98,674
Stock based consulting and compensation               381,657         171,250
         Total expenses                             1,233,138         561,787

Loss from operations before other income
and provision for income taxes                     (1,211,155)       (187,267)
Other income (expense):
 Interest income                                        -              (1,159)
 Interest expense                                    (132,664)         (2,129)
 Loss on disposal of assets                             -            (437,088)
 Amortization of excess of net assets
  acquired over costs                                  14,000            -
 Foreign currency exchange gain (loss)                (21,554)           -
        Total other income (loss)                    (140,218)       (440,376)

Loss before provision for income taxes             (1,351,373)       (627,643)
Provision for income taxes                               -               -

Net loss                                          $(1,351,373)     $ (627,643)

Loss per share:
Basic and diluted:
        Net loss                                  $      (.33)     $     (.25)

Weighted average number of shares
outstanding                                         4,047,286       2,552,151



     See accompanying notes to consolidated financial statements

               SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE NINE MONTHS ENDED
                            (UNAUDITED)



                                                  September 30,   December 31,
                                                       1998           1997

Sales                                             $    160,777    $  1,101,247

Cost of goods sold                                     105,934         680,431

Gross profit                                            54,843         420,816

Expenses:
Selling, general and administrative                  1,315,973         502,803
Depreciation and amortization                          436,714         332,977
Stock based consulting and compensation              1,080,521         171,250
      Total expenses                                 2,833,208       1,007,030

Loss from operations before other income
  and provision for income taxes                    (2,778,365)       (586,214)

Other income (expense):
  Interest income                                          112             953
  Interest expense                                    (153,417)        (14,329)
  Loss on disposal of assets                              -           (437,088)
  Amortization of excess of net assets
  acquired over costs                                   42,000            -
  Foreign currency exchange gain (loss)                 33,589            -
     Total other income (expense)                      (77,716)       (450,464)

Loss before provision for income taxes              (2,856,081)     (1,036,678)

Provision for income taxes                                -               -

Net loss                                           $(2,856,081)    $(1,036,678)

Loss per share:
Basic and diluted:
     Net loss                                      $      (.80)    $      (.43)

Weighted average number of shares outstanding        3,565,517       2,389,048


   See accompanying notes to consolidated financial statements

               SDC INTERNATIONAL, INC.  AND SUBSIDIARY
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                               (UNAUDITED)

                                                                      Additional                                       Total
                                               Common Stock           paid-in         Accumulated      Deferred        Stockholders'
                                            Shares        Amount      capital         Deficit          Costs           Equity

Balances at December 31, 1997              2,990,118     $  2,990     $ 6,853,867     $(2,925,233)     $  (169,292)    $ 3,762,332

Issuance of common stock in
 connection with private placement
 memorandum, net of offering costs
 of $32,955                                  169,001          169         220,376          -                 -             220,545

Issuance of common stock pursuant
 to non-qualified stock option plans         680,500          681         969,403          -                 -             970,084

Issuance of common stock for services        203,333          203         192,806          -                 -             193,009

Issuance of stock pursuant to loan
 agreements                                  247,500          247         260,172          -              (214,949)         45,470

Amortization of deferred costs                  -            -               -             -               212,816         212,816

Foreign currency translation gains (losses)     -            -               -            (92,985)            -            (92,985)

Net loss for the nine months ended
 September 30, 1998                             -            -               -         (2,856,081)            -         (2,856,081)

Balances at September 30, 1998             4,290,452     $  4,290     $ 8,496,624     $(5,874,299)     $  (171,425)    $ 2,455,190



  See accompanying notes to consolidated financial statements.

               SDC INTERNATIONAL, INC.  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED
                               (UNAUDITED)


                                                  September 30,      December 31,
                                                       1998             1997

Cash flows from operating activities:
  Net loss                                        $ (2,856,081)      $ (1,036,678)
Adjustments to reconcile net loss to net
  cash (used for) provided by operating
  activities:
  Amortization and depreciation                        511,945            332,977
  Issuance of stock for services                     1,208,563            171,250
     Loss on disposal of assets                          -                437,088
     Foreign currency translations                      92,985               -
Decrease (increase) in:
  Accounts receivable                                   72,885              25,169
  Inventory                                           (247,567)             19,310
  Other assets                                        (247,744)             18,000
  Prepaid expenses                                        -                (15,291)
Increase (decrease) in:
Accounts payable                                        52,673              35,667
  Accrued expenses                                      14,923             (52,297)
  Net cash (used for) provided by
   operating activities                             (1,583,388)            (64,805)

Cash flows from investing activities:
     Decrease (increase) in restricted cash               -               (249,246)
     Acquisition of exclusive agency rights               -               (123,334)
Purchase of machinery and equipment                    (14,151)               -
Net cash used for investing activities                 (14,151)           (372,580)

Cash flows from financing activities:
Proceeds from issuance of notes payable,
  net of repayments                                  1,409,996             205,000
Advances from (repayments to) stockholder, net           5,604             (37,666)
Proceeds from sale of common stock                     253,500             313,558
Cost associated with sale of common stock              (32,955)            (28,308)
Net cash provided by financing activities            1,636,145             452,584

Net (decrease) increase in cash                         38,606              15,199

Cash, at beginning of period                           104,997                -
Cash ,at end of period                             $   143,603         $    15,199

Supplemental disclosures of non-cash
 flow information:
  Cash paid for:
   Interest                                        $    19,581         $    11,415
   Income taxes                                    $      -            $      -

Supplemental disclosure of non-cash operating
  and financing activities:
   Issuance of common stock as consideration
   for loans                                       $    29,925         $      -
   Issuance of common stock as repayment of
   advance                                         $    35,000         $      -
   Accrual of commissions and expenses on
   stock sales                                     $    32,955         $      -


  See accompanying notes to consolidated financial statements.

NOTE 1     -     GENERAL

SDC International, Inc. ("the Company") was incorporated in the state of Delaware on June 30, 1994. The accompanying financial statements include the accounts of the Company, and its wholly-owned subsidiary, Skobol, s.a., a Bolivia corporation. The Company's equipment is located in the Czech Republic. Effective August 1998, in connection with the Company's planned acquisition of a significant portion of Tatra, a.s. ("Tatra") (a Czech Republic corporation), the Company changed its year end from August 31 to December 31. This change became effective from the last annual reporting period, August 31, 1997, resulting in a transitional report for the period September 1, 1997 through December 31, 1997. The Company has previously filed Form 10-QSB for the quarters ending November 30, 1997, February 28, 1998, May 31, 1998 and June 30, 1998.

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

Certain reclassifications have been made to the August 31, 1997 financial statements in order to conform to the September 30, 1998 presentation.

NOTE 2     -     EXCLUSIVE AGENCY RIGHTS, NET

On April 21, 1994, one of the founding shareholders executed an exclusive agency representation letter agreement as agent of the Company with Diesel, a.s. (formerly Skoda Diesel, a.s.) ("Skoda"), pursuant to which the Company was appointed as Skoda's exclusive sales agent in North, South and Central
America with the exception of the country of Peru.   In order for the Company
to maintain its exclusively, it must generate annual gross sales with in the territory of at least $15,000,000 at the close of its sixth year, (April
1999), after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company has issued 51,650 shares of its common stock to Skoda. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the company has valued such exclusively agency rights at $64,563 which is being amortized on a straight-line basis over 5 years. As a result, for each of the nine months ended September 30, 1998 and August 31, 1997, the company recorded amortization expense of $9,684.

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

The Company paid Skoda a one time fee of $100,000 for the acquisition of such exclusive rights. The agency rights from China and Korea are amortized on a monthly basis over five years. For each of the nine months ended September 30, 1998 and August 31, 1997, the company has recorded $22,500 in amortization expense.

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

b) During October 1997, the Company borrowed $100,000 from an individual which is payable in 180 days (which has been extended) at an interest rate of 14%. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. See Note 4(c). The issuance of such shares results in an effective interest rate of 40%. The note was repaid during April and September 1998. As of September 30, 1998, the Company had amortized $13,125 of deferred interest in relation to this note.

c) During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 90 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 20,000 common shares as additional consideration. The issuance of such shares results in an effective interest rate of 154%. As of September 30, 1998, the Company had accrued $4,650 of interest and recorded $30,000 of additional consideration in relation to this note.

d) During June 1998, the Company borrowed $100,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 15,000 common shares as additional consideration. See Note 4(c). The issuance of such shares results in an effective interest rate of 40%. As of September 30, 1998, the Company had accrued $4,650 of interest and amortized $8,551 of deferred interest in relation to this note.

e) During July 1998, the Company borrowed $25,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. As of September 30, 1998, the Company had accrued $583 of interest in relation to this note.

f) During August 1998, the Company borrowed $125,000 from each of two shareholders which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued each shareholder 31,250 common shares as additional consideration. See Note 4(c). The issuance of such shares results in an effective interest rate of 68%. As of September 30, 1998, the Company had accrued $2,917 of interest and amortized $11,229 of deferred interest in relation to each note.

NOTE 3       -     NOTES PAYABLE (Cont'd)

g) During August 1998, the Company borrowed $350,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. In connection with such borrowing, the Company issued 125,000 common shares as additional consideration. See Note 4(c). The issuance of such shares results in an effective interest rate of 91%. As of September 30, 1998, the Company had accrued $8,167 of interest and amortized $44,917 of deferred interest in relation to this note.

h) During September 1998, the Company borrowed $150,000 from a shareholder which is payable in 180 days at an interest rate of 14% per annum. As of September 30, 1998, the Company had accrued $1,750 of interest in relation to this note.


NOTE 4     -     STOCKHOLDERS' EQUITY

a)     Private Placement Memorandum

On February 24, 1997, the Company commenced and privately offered, pursuant to rule 505, Regulation D, on a best efforts basis, no more than 500,000 shares of common stock in a ninety-day period (before extensions) of its $.001 par value common stock at $1.50 per share before deducting discounts, commissions and non-accountable expenses. During the nine months ended September 30, 1998, the Company sold an aggregate of 169,001 shares yielding net proceeds of $220,545.

b)     1997 Non-qualified stock option plan

On September 5, 1997, the Company established a Non-Qualified Stock Option Plan ("the 97 Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The 97 Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representative, officers and directors of the Company. During the three and nine months ended September 30, 1998, the Company issued 150,000 and 600,000 shares pursuant to the 97 Plan. Such shares have been valued at $225,000 and $846,581 representing 75% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock. In connection with the issuance of such shares, the Company has recorded $846,581 as stock-based compensation for the nine months ended September 30, 1998. Amortization of deferred costs for the three and nine months ended September 30, 1998, in relation to stock issued previously under the 97 plan, amounted to $48,600 and $97,200, respectively.

c)     Deferred interest

In connection with the obtaining of loans (Note 3(b), 3(d), 3(f) and 3(g)), the Company issued 15,000; 15,000; 62,500 and 125,000, shares of common stock, respectively, as additional consideration. Such shares have been recorded at 50% of the average market value of the stock during the month of issuance as a result of the illiquidity of the Company's stock. Accordingly, the Company has recorded deferred interest of $13,125; $12,825; $67,374 and $134,750, respectively, which is being amortized over the term of the loans. For the three and nine months ended September 30, 1998, amortized interest amounted to $73,788 and $89,050.

d)     Stock-based consulting

During the nine months ended September 30, 1998, the Company issued 203,333 shares of restricted common stock for consulting services. Such shares have been valued at $193,009 representing 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued. 63,333 shares of common stock valued at $66,309 were issued for services during the three months ended September 30, 1998.

NOTE 4     -     STOCKHOLDERS' EQUITY (Cont'd)

e)    Issuance of common stock for acquisition of customer list

Pursuant to a purchase agreement dated December 2, 1995 between the Company and an unrelated party, the Company acquired certain assets comprising of supplier and customer lists. As consideration for such assets, the Company paid $150,000 and issued 150,000 shares of its $.001 par value common stock. Such stock has been assigned a value of 50% of the private offering per share price of $2.50. Accordingly, the Company valued such assets at a total of $337,500 comprising of $150,000 in cash and $187,500 of common stock. Management has elected to amortize such assets over the life of the management agreement of three years. Accordingly, for each of the nine months ended September 30, 1998 and August 31, 1997, the Company recorded amortization expense amounting to $84,375.

f)    Notes payable

During the nine months ended September 30, 1998, the Company issued 35,000 shares of restricted common stock in repayment of an advance by a shareholder and 10,000 shares of restricted common stock as consideration for extension of the due date of a note payable. Such shares have been valued at the amount of the advance of $35,000 and at $10,470, representing 50% of the average market value when issued as a result of the illiquidity of the Company's stock and the restricted nature of the shares issued.

g)    1998 Non-qualified stock option plan

During July 1998, the Company established a second Non-Qualified Stock Option Plan ("the 98 Plan") pursuant to which 300,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The 98 Plan is designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representative, officers and directors of the Company. During the three and nine months ended September 30, 1998, the Company issued 80,500 shares pursuant to the 98 Plan. Such shares have been valued at $123,502 representing 75% of the average market value during the month of issuance as a result of the illiquidity of the Company's stock. In connection with the issuance of such shares, the Company has recorded $123,502 as stock-based compensation for the nine months ended September 30, 1998.

NOTE 5     -     COMMITMENTS AND CONTINGENCIES

a)    Lease agreement

The Company leases its administrative office pursuant to signed lease agreement commencing July 1, 1995 and expiring on June 30, 1997. Such lease required monthly payments of $3,500. Effective December 1996, the Company terminated this lease. Prior to July 1, 1995 the Company maintained its administrative office on a month to month basis, free of charge at the office of Worth. Worth is an entity which the Chairman of the Company is also a 50% shareholder. Effective January 1, 1998, the Company entered into a new lease for a one year term. Such lease requires monthly payments of $2,000.

Included in general and administrative expenses is rent expense which amounted to $9,958 and $16,733 for the three months ended September 30, 1998 and August 31, 1997, respectively and $38,226 and $46,520 for the nine months ended September 30, 1998 and August 31, 1997, respectively.

b)    Significant customers and vendors

For the nine months ended August 31, 1997, the Company purchased 100% of its cost of goods sold from two of its founding stockholders, Skoda and Double Seal Ring Company ("Double"). During the nine months ended September 30, 1998, the Company had sales to Skoda of $14,275 and purchases from Double of $13,159. No other sales or purchases were made from Skoda or Double during the nine months ended September 30, 1998.

NOTE 5     -     COMMITMENTS AND CONTINGENCIES (Cont'd)

c)     Concentration of credit risk

Due to its current limited sales, the Company has a high concentration of credit risk until such transactions are completed. The Company is actively seeking sales outside of the United States. If such sales occur, the revenue and subsequent collections will be subject to the fluctuations such sales generate, both from currency and political changes. The Company's machinery and equipment is located in the Czech Republic. The Company's primary source of inventory is currently Skoda and Tatra and as such, it is subject to Skoda's & Tatra's risks of business and their continued financial health, as well as the risks associated with foreign businesses, both from currency and political changes.

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

g)     Dependence on Skoda and Tatra

The Company's operations are largely dependent on Skoda and Tatra since Skoda and Tatra are responsible for the manufacturing of much of the Company's products. The Company faces risks of the inability to obtain products in the event of production problems of Skoda or Tatra due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of Skoda or Tatra to fulfill orders of the Company.

NOTE 5     -     COMMITMENTS AND CONTINGENCIES (Cont'd)

h)    Line of Credit

During the June 1998, the Company obtained an unsecured $500,000 line of credit from a shareholder with an interest rate at fourteen percent (14%) per annum. Principal and interest are payable on December 18, 1998. If the Company is not able to pay such principal and interest when due, the principal balance of the line of credit and any outstanding accrued interest may be converted into common stock at the rate of $1 per share. The amount outstanding at September 30, 1998 under this agreement is $499,996. As of September 30, 1998, the Company had accrued interest in the amount of $11,442 in connection with this line of credit.


NOTE 6     -     RELATED PARTY TRANSACTIONS

a)    Acquisition of exclusive agency rights

In October 1995, the Company purchased the exclusive rights to market and sell Skoda products into the countries of China and South Korea. In consideration for these rights the Company paid Skoda $150,000.

b)    Accounts payable

At September 30, 1998, the Company had accounts payable totaling $13,477 which was due to Double Seal Ring Company, one of its founding shareholders.

c)    Due to officer

The Company's Chief Executive Officer and shareholder advances funds to or on behalf of the Company. As of September 30, 1998, $50,839 was owed to such officer. Such advances are non-interest bearing and due on demand.

d)    Management fees

For the nine months ended September 30, 1998 and August 31, 1997, the Company recorded $262,480 and $54,000 respectively for management fees and travel allowance to the Chief Executive Officer and the President.

e)    Rent Expense

Effective January 1, 1998, the Company rents its executive office on a month to month basis from its Chief Executive Officer with monthly payments amounting to approximately $2,000.

NOTE 7     -     SUBSEQUENT EVENTS

a)    Acquisition

During July 1998, the Company entered into a letter of intent to purchase 43.5% of the Czech truck manufacturer, Tatra a.s., for approximately $13.6 million. In addition, the Company will purchase Tatra's senior secured loan from the bank holding such note, with an approximate balance of $89.5 million, for approximately $30 million. Both agreements are anticipated to close on or before March 31, 1999.

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

During the quarter ending September 30, 1998, there was minimal activity in the Company's division, SDC Prague, s.r.o., in the Czech Republic. SDC Prague plans to market and sell electrical generating and co-generating equipment using the components of East European manufacturers.

During the quarter ending September 30, 1998, the Company continued rebuilding the inventories of its Bolivian subsidiary, Skobol, s.a., formerly the subsidiary of Czech trading company Motokov International. Skobol is a thirty-seven year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The new subsidiary provided an excess of $559,471 of net assets acquired over the cost of the acquisition. Skobol operated at a small loss during this period as the products are being expanded and Skobol is reintroducing itself to the marketplace as a continuing supplier of Czech products. The subsidiary's financial statements are consolidated with those of the Company.

The Company has canceled its plans to sell and finance inventories of Slovakian manufacturer Krizik, a.s., because the Company has developed similar opportunities with companies with whom SDC has existing relationships and which are located within the Czech Republic where the Company conducts most if its business activities.

At the close of the quarter ending September 30, 1998, the Company continued exploring a possible acquisition of Skoda's Diesel a.s. operations.
Management and shareholder control of Diesel a.s. (formerly Skoda Diesel) changed in 1996, and the Company believes that if an acquisition can be made on terms favorable to the Company, potential negative effects of the management and shareholder changes of 1996 will be eliminated and the Company could exert total control over this supplier. SDC management continues to work with the management in place at Diesel a.s. and relationships with management are satisfactory. Discussions continue with two other East European manufacturers of industrial products which should be synergistic with the Company's present products and markets.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted substantial time and effort to negotiating and arranging strategic alliances with major Czech manufacturers rather than devoting its time to beginning its marketing and sales development. It is felt that the most efficient use of time and resources will be with the proper product mix for entering new markets. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the results of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ending September 30, 1998, the Company shipped $98,840 and realized a gross profit from those sales of $21,983. These sales were made by both the Company and its subsidiary, Skobol, s.a. Management believes sales by Skobol will increase as its reorganization of its operations is completed and new inventories are provided. However, Company sales and shipments will continue to be sporadic until a more steady flow of orders exist, and until the marketing efforts for larger items, such as electrical generating sets and trucks, can come to fruition.

ITEM 2     -   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONT'D)

Operating expenses for the quarter ending September 30, 1998 were more than in the quarter ending August 31, 1997, due primarily to the expansion of management, development of additional product lines needed in order to enhance future growth and revenues of the Company, and the continuing negotiations for major strategic alliances which often times include paid professional advisors such as attorneys and accountants. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the fact that the Company is a fully reporting 12 (g) company, due to the planned acquisition of new product lines, and due to the extensive discussions and negotiations in the Czech Republic regarding future strategic alliances and the possible acquisitions of Diesel a.s. and Tatra a.s.

Total expenses for the quarter ending September 30, 1998 were $1,233,138 and $561,787 for the quarter ending August 31, 1997. Non-cash expenses as deprecation and amortization and payment for consulting services accounted for $557,871 or more than forty-five (45%) of the expenses during the quarter ending September 30, 1998. During the quarter ending September 30, 1998, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $1,351,373 for the quarter ending September 30, 1998, includes certain non-cash charges as follows:

     Depreciation and amortization              $     176,214
     Issuance of common stock as
       consideration for interest expense              89,212
     Issuance of common stock as
       consideration for services                     381,657
     Total non-cash charges                     $     647,083

Accordingly, the Company's cash loss before the above charges amounted to approximately $704,290.

During the three months ending September 30, 1998, as compared to the three months ending August 31, 1997, general and administrative expenses were approximately $383,404 higher. Management expects general and administrative expenses to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently.


LIQUIDITY AND CAPITAL RESOURCES

At the end of September 1998, the Company's had a working capital deficit of $652,945. Net cash used for the Company's operating activities for the quarter ending September 30, 1998 amounted to $(952,483) whereas the net cash used for operating activities for the quarter ending August 31, 1997 amounted to $(156,558). Net cash provided by financing activities in the quarter ending September 30, 1998, was $1,061,417 compared to $252,011 for the quarter ending August 31, 1997. Net cash provided for (used by) investing activities during the quarter ending September 30, 1998, was $(4,494) compared to $372,580 for the quarter ending August 31, 1997. Therefore, total unrestricted cash at the end of the quarter ending September 30, 1998 was $143,603 compared to $15,199 at the end of the quarter ending August 31, 1997. During the quarter ending September 30, 1998 all corporate debt amounted to $1,496,339.

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

On September 5, 1997, the Company established a Non-Qualified Stock Option Plan (the "97 Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The 97 Plan is designed to serve as an incentive to retain qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of September 30, 1998, all authorized shares had been issued under the 97 Plan.

During the quarter ended September 30, 1998, the Company established a Non-Qualified Stock Option Plan (the "98 Plan") pursuant to which 500,000 shares of common stock are reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The 98 Plan is designed to serve as an incentive to retain qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation.

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
                 CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES (Cont'd)

During June 1998, the Company obtained an unsecured $500,000 line of credit from a shareholder with an interest rate at fourteen percent (14%) per annum. The Company may borrow from the credit line up to $35,714 in any one week. Principal and interest are payable on December 18, 1998. If the Company is not able to pay such principal and interest when due, the principal balance of the line of credit and any outstanding accrued interest may be converted into common stock at the rate of $1 per share. As of September 30, 1998, the Company has been advanced a total of $499,996 and has accrued interest in the amount of $11,442.

During July 1998, the Company entered into a letter of intent to purchase 43.5% of the Czech truck manufacturer, Tatra a.s., for approximately $13.6 million. In addition, the Company will purchase Tatra's senior secured loan from the bank holding such note, with an approximate balance of $89.5 million, for approximately $30 million. Both agreements are anticipated to on or before March 31, 1999.

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

November 24, 1998


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacitates and on the dates indicated.



/s/Ronald A. Adams                             November 24, 1998
Ronald A. Adams, Director and President
(Principal Executive Officer and Principal
Financial Officer)


/s/Henry S. Green                              November 24, 1998
Henry S. Green, Jr., Director