Form 10KSB
period 1998-12-31
SDC INTERNATIONAL INC \DE\
filed 2000-03-29
CIK 1005841

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549


                               Form 10-KSB

(Mark One)
       [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES ACT OF 1934

                     For the year ended December 31, 1998

                                   OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 0-27520


                           SDC International, Inc.
           (Exact name of registrant as specified in its charter)


           Delaware                                       75-2583767
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


  251 Royal Palm Way, Suite 301
     Palm Beach, Florida                                     33480
(Address of principal executive offices)                   (Zip code)


                Issuer's telephone number: (561) 882-9300


          Securities registered under Section 12(b) of the Act:

                                  None

          Securities registered under Section 12(g) of the Act:

                      Common Stock, Par value $0.001
                             (Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

					Yes [X]    No [ ]

Check if no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock on December 31, 1998 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $4,060,976 based upon the average bid and asked prices for such Common Stock on said date ($1.3125), as reported by a market maker. On such date, there were 4,671,917 shares of the Registrant's Common Stock outstanding.

Item 1.  DESCRIPTION OF BUSINESS

SDC International, Inc., (hereinafter referred to as the "Company") is a Delaware corporation formed in June, 1994 to market, sell, and finance Eastern and Central European industrial products such as diesel generators, co-generation equipment, electric metering systems, on/off-road trucks, tractors, and transport equipment such as buses, trolleys, trams, and airfreight containers. Presently, the Company works to establish relationships of joint venture or as an acquirer of such manufacturing companies.

The Company has acted as an exclusive distributor of Skoda Diesel engines in North, South and Central America, under an exclusive license from Skoda Diesel, now known as Diesel International, a.s., ("Diesel"). Diesel products are principally piston combustion diesel, gas, and bio-gas engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power and complete energy for a variety of purposes. In April 1997, the Company acquired by merger the Panamanian company representing Tatra, a Czech truck manufacturer with ISO certification, to market and sell Tatra products in South and Central America. In August 1997, the Company became the exclusive North and South American distributor of Metal Kraft, a.s., a Czech manufacturer of metal pallets and containers whose customers include Mercedes Benz, BMW, and Volkswagen, and which, beginning in 1997, offers a line of airfreight cargo containers. During the final quarter of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company planned to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary and in December, 1999, the Company's Board of Directors adopted a plan of disposal for the subsidiary. In early 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, the Company has not consummated the Tatra transaction, and continues its efforts toward the acquisition.

Through its direct involvement in Central and Eastern Europe, the Company has learned that most manufacturing companies within this geographic/political area with whom the Company wishes to transact its business have a shortage of marketing skills and financial capability. Therefore, the Company has determined that it should take an internal position within its targeted manufacturing companies to assure better financial capability and marketing skills. This planned activity may be as a joint venture with or an acquisition of such manufacturing companies.


Diesel International, a.s. (formerly "Skoda Diesel")

The Company offers a broad range of engines in several sizes and capacities. The Company's products have application in several markets including electrical power production and co-generation systems, locomotive engines, pump stations, direct drives for industrial engines, oil and gas drilling equipment, and complete power systems for use in hospitals, factories, commercial and governmental facilities. The products manufactured by Diesel and marketed by the Company are especially important in the lesser developed countries seeking to build infrastructure sufficient to support economic growth and development.

The Company entered into an exclusive agency agreement with Skoda Diesel dated April 21, 1994 under which it is appointed as Skoda Diesel's exclusive agent in North, Central and South America for the marketing and sale of products of Skoda Diesel. The agreement provides that for the agreement to be not cancelable by Skoda Diesel, sales made within the foregoing territory shall be at least $15,000,000 per year by the close of the sixth year after execution of the agreement. Because of the Company's focus on developing joint venture or acquisition projects, neither of which is currently desired by the Company to be formed with Diesel, sales efforts by the Company on behalf of Diesel products has been stopped by the Company for the present time.


Tatra, a.s.

The Company is the exclusive distributor for Tatra vehicles, accessories and spare parts for Colombia with the right of first refusal to become the exclusive distributor for other countries of South and Central America. The Company became the exclusive distributor for Tatra through the merger into the Company of Golden Grove Business, Inc.

On May 18, 1995, Golden Grove Business, Inc., ("GGB") executed an agreement with Tatra to become an exclusive distributor of Tatra vehicles, accessories and spare parts in Colombia with the right of first refusal to become the exclusive distributor for other countries in Central and South America. In the beginning of 1997, GGB and the Company entered into an agreement providing for the merger of GGB into the Company. The merger closed on April 24, 1997.

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

During Tatra's peak production years of the 1980's and early 1990's, the factory produced over 17,000 vehicles per year. In 1998, Tatra produced about 2,800 vehicles, which is an increase from the lowest production year of 1995 when 2,000 trucks were produced. Historically, Tatra sold their products domestically and exported to China, the former Soviet Union, and Europe. The decrease in sales was attributed to the downturn in the economy and essentially lower demand for new trucks in the former Soviet Union and Eastern Europe, all due to the fall of the state's Communist economy and political system.

The Tatra factory has been struggling with a lack of operating capital for several years and is burdened with bank credits of more than US$120,000,000. Tatra revenues in 1998 were approximately US$240,000,000 compared to US$290,000,000 in 1997. Tatra reported a loss of approximately US$20,000,000 in 1998 compared to a small profit for 1997. This financial situation and lack of adequate working capital is similar to that of most other East European manufacturers who have had to reorganize to market their products to new markets and customers after the disintegration of the Communist economic system..

On May 18, 1995, Golden Grove Business, Inc., ("GGB") executed an agreement with Tatra to become an exclusive distributor of Tatra vehicles, accessories and spare parts in Colombia with the right of first refusal to become the exclusive distributor for other countries in Central and South America. In the beginning of 1997, GGB and the Company entered into an agreement providing for the merger of GGB into the Company. The merger closed on April 24, 1997.


Moravan Air Containers

On August 21, 1997, the Company executed an exclusive agreement with Metall Kraft, s.r.o., a Czech manufacturer producing metal pallets, warehouse transportation equipment, and transport cargo containers, to market and sell all such products in North, Central and South America. Since that time, Metall Kraft, s.r.o. liquidated, and in the process assigned the agreement to Moravan, a.s., with whom the Company conducts its business currently under the name Moravan Air Containers.

Through privatization, the owners of Moravan Air Containers purchased, in 1994, the company CSAO, a state owned company which for several decades produced automobile and truck bodies, repaired truck bodies and maintained a metal fabrication facility. During the same year, the company changed its name from CSAO to Metall Kraft and then transferred the container business to Moravan Air Containers, who then began manufacturing metal transport containers. The Moravan Air Containers facility is slightly more than 300,000 square feet located in an industrial zone in the southern region of the Czech Republic. Moravan Air Containers employs 30 workers and holds manufacturing quality certificate type CZ-10200.


Skobol, s.a. - Bolivia

During the final quarter of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary and in December, 1999, the Company's Board of Directors adopted a plan of disposal for the subsidiary. In early 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, the Company has not consummated the Tatra transaction, and continues its efforts toward the acquisition.


General

In the case of purchase and resale of manufactured products, the Company is dependent upon certain foreign suppliers for its products. As such, the Company faces risk of the inability to obtain products in the event of production problems at these suppliers due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of these suppliers to fulfill orders of the Company and over which the Company has no control. In the event these suppliers were unable to fulfill the Company's orders, it might have to suspend its business until such supply problems were corrected by the supplier or until alternative suppliers were located, none of which can be assured. Additionally, although the Company pays its suppliers in U.S. Dollars, currency fluctuations may adversely affect the prices charged by the Company. The Company's sales are made in U.S. Dollars but currency fluctuations may make its prices non-competitive to its customers. Due to the Company's newer focus on joint venture or acquisition projects with such manufacturers, the Company is dependent upon joint venture or acquisition agreements being executed, and the ability of the Company to complete satisfactory due diligence, convert financial information to United States Generally Accepted Accounting Principles, and arrange financing for any such transactions deemed appropriate for the Company. Additionally, there is also the potential for political instability in the foreign governments of countries in which the Company conducts its business, which may result in a loss of the Company's assets located there.

The Company was formed in 1994 by Skoda Diesel, Double Seal Ring Company, Inc., and Worth Capital Group (since renamed WCG Holdings, Inc.) with the view toward introducing and marketing industrial and transport equipment manufactured in Central and Eastern Europe. The first arrangement reached by the Company
provided for sales of the      Skoda line of engines and related
products in the area of its exclusive license and, also, globally, where it holds non-exclusive agency rights. Skoda Diesel, with a long history of quality manufacturing and technical expertise, combined with Double Seal Ring Company, a U.S. manufacturer of industrial piston rings which are important components of all diesel/gas engines, and WCG Holdings, Inc., whose business involves international consulting in the areas of marketing and financing, to form SDC International, Inc.


Item 2.  DESCRIPTION OF PROPERTY

The Company has its primary offices at 251 Royal Palm Way, Suite 301, Palm Beach, FL 33480, where corporate, sales and marketing functions are performed. The offices are inside a six story facility owned by an unrelated party. In Bolivia, the Company, through Skobol, s.a., occupies a 6,000 square foot facility owned by an unrelated party. The annual office rental payments of the company total approximately $75,000, and are on a month to month basis. The Company, through its subsidiary, SDC Prague, s.r.o., leases an office at Vaclavske nam. 66, Prague, Czech Republic, for its activities in the Czech Republic.

The machinery and equipment of the Company consists of several hundred pieces of production machines, tools, and fixtures, ranging from tables to large scale milling and grinding systems in the Czech Republic, and warehouse and office equipment within its Bolivian subsidiary, Skobol, s.a.. The machinery and equipment formerly used to manufacture Skoda diesel engines is located within the Diesel International factory in the Czech Republic. The status and future use of the machinery and equipment, which is not presently in service, is uncertain. Additionally, the Company's focus of its business activities has significantly changed from selling and distributing other companies' products to focusing the Company's efforts to acquire Central and East European manufacturing companies in the transportation equipment business. U. S. accounting rules require an annual review of the productive use of such machinery. As a result of the review, and in light of the Company's business plans, the equipment was deemed to be non-productive on a future cash flow basis and, in accordance with the accounting rules related to such machinery and equipment, the Company recorded an impairment loss of the machinery and equipment at Diesel in the amount of $3,467,320. The Company plans to discard or abandon the equipment in the near future, as it is of no use to the Company and will not be useful under the business plans of the Company regarding acquisitions.

The Company believes that its existing offices and related facilities are adequate for the foreseeable future and that, depending on additional products and sales, similar and/or additional offices and locations can be acquired on reasonable terms.

As of December 31, 1998, approximately 12% of the Company's assets are located in the Czech Republic, 14% are located in Bolivia, with the balance in the United States.


Item 3.   LEGAL PROCEEDINGS

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of the security holders during its fiscal years ending December 31, 1997 or December 31, 1998.


                            PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

The Company's Common Stock was approved on July 29, 1996 by the National Association of Securities Dealers (NASD) for trading on the Over-the-Counter Bulletin Board system. The following table sets forth representative high closing ask and low closing bid quotes as reported by a market maker, during the period from October 1, 1997 through December 31, 1998. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and does not necessarily represent actual transactions.


Calendar period                        Low bid         High ask
October, 1997 - December, 1997           1.25            4.12
January, 1998 - March, 1998              1.75            3.28
April, 1998 - June, 1998                 1.53            3.00
July, 1998 - September, 1998             1.56            3.25
October, 1998 - December, 1998           1.12            2.53


As of December 31, 1998, there were approximately 300 holders of record of the Company's Common Stock, although the Company believes that there are approximately 200 additional beneficial owners of shares of Common Stock held in street name. As of December 31, 1998, the number of shares of Common Stock outstanding of the Company was 4,671,917.

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


Item 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 AS
COMPARED TO THE FOUR MONTH PERIOD ENDED AUGUST 31, 1997 AND AS
COMPARED TO THE YEAR ENDED AUGUST 31, 1997

In 1997, the Company consummated a merger with the Panamanian company Golden Grove Business ("GGB"), which was the Central and South American distributor for Czech heavy-duty truck manufacturer Tatra. The merger agreement provided for the acquisition of one-hundred percent of the outstanding shares of GGB to be acquired by the Company for 48,000 shares of restricted common stock of the Company, along with the investment of approximately $120,000 into GGB. Tatra, a.s., is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured.
The factory continued development and innovations of its vehicle and today produces a truck with an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the Tatra truck. Tatra has ISO 9000 certification and Tatra trucks meet all EURO II regulations.

During the fourth quarter of 1997, the Company established a division known as SDC - Prague, s. r. o., in the Czech Republic.
SDC Prague will represent SDC International, Inc., in its business operations within the Czech Republic.

By the close of the fiscal year 1997, a final agreement had been executed with Metall Kraft, Ltd., a Czech manufacturer which provides its products to Mercedes Benz, Volvo, BMW and other well known companies. The agreement establishes the Company as the exclusive distributor for airfreight cargo containers for all airline companies in North and South America.

During the final quarter of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company planned to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary, which has not progressed as well as planned. The basic reason the Company acquired the Bolivian operation was to establish an entity for the sale of used Tatra trucks, a procedure which would be necessary in order to arrange a leasing program for new Tatra trucks, assuming the acquisition of Tatra by the Company would be completed. At the time of the acquisition, the economy of neighboring country Brazil, was very positive. However, shortly after the acquisition, the economy of Brazil deteriorated and, therefore, caused economic hardship for Bolivia, as Bolivia had always been very dependent upon the economic benefits of a positive Brazilian economy. Because the Tatra acquisition has not been concluded, because of the Brazil economic deterioration, and because the performance of the subsidiary without the Tatra program was still in a loss situation, in December, 1999, the Company's Board of Directors adopted a plan of disposal for the subsidiary.

During most of fiscal year ending December 31, 1998, the Company increased its active pursuit of a joint venture or acquisition, specifically of Czech truck manufacturer, Tatra, a.s. During the first half of 1998, the Company signed contracts to purchase 43.5% of Tatra from Skoda Plzen, a.s. (a separate company than Skoda Diesel), and signed a simultaneously exerciseable contract with Komercni bank to acquire 90 million USD of Tatra's senior secured debt. Due to the eventual refusal of the Chairman of Skoda Plzen to execute the final sales agreement, the planned
acquisition was not consummated.   The Company elected not to
litigate because Skoda Plzen's primary bank announced that it would take over the Tatra shares and debt and find a suitable acquisition partner for Tatra. The Company believed that this process would yield more favorable results for the Company rather than litigating against Skoda Plzen for its failure to perform.

Shortly thereafter, Komercni Banka reached an agreement with Skoda Plzen for the bank to sell Skoda Plzen's shares in Tatra along with the bank debts of Tatra. The Company met with the appropriate officials of the bank on several occasions, and submitted its firm and binding offer for the Tatra shares and selected debts of Tatra. However, after several months, the bank failed to complete a sale and the mandate issued by Skoda Plzen to the bank to divest of the shares and debt was canceled.

During the last two months of 1999, the Czech government-owned Konsolidacni Bank has taken over ownership of and the process of disposing of Tatra. They are offering 60% of Tatra's outstanding shares along with all of its bank debt, i.e., about USD120million. This approximates what the Company attempted to purchase from Komercni Bank in 1998. Management believes that the process will be professionally handled, and that the Company has a reasonable chance of acquiring the Tatra shares and selected debts.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

Operating expenses for 1998 were more than in operating year of 1997 due primarily to the expansion of management and the Company's developing relationships toward joint ventures and acquisitions of manufacturing companies within Central and Eastern Europe, including the Tatra project. Total operating expenses were: $3,673,064 for the twelve month period ending December 31, 1998; $4,043,618 for the four month period ending December 31, 1997; and $1,621,028 for the twelve month period ending August 31, 1997. However, depreciation and amortization and equipment related write-offs in 1997 were $3,755,589. Non-cash expense items as depreciation and amortization, the writedown/loss on disposal/revaluation of machinery and equipment stated values, and the payment for additional consulting services accounted for more than seventy-three percent (73%) of the expenses for 1998, ninety-three percent (93%) of the expenses for the four month period ending December 31, 1997, and fifty-five percent (55%) of the expenses for the twelve month ending August 31, 1997. The Company's net losses from continuing operations for the twelve months ended December 31, 1998 and the four month period ending December 31, 1997 include certain non-cash charges as follows:


                                                twelve months     four months
                                                    ending           ending
                                                   12-31-98         12-31-97
                                                   --------         --------
    Depreciation and Amortization                $    49,039     $     61,820
    Issuance of common stock as
      consideration of services                    2,422,902           13,850
    Amortization of debt discount                  1,087,761           17,500
    Loss on disposal/revaluation of assets                 0        3,693,769
                                                 ___________      ___________
    TOTAL NON-CASH CHARGES                       $ 3,559,702      $ 3,786,939



Accordingly, the Company's actual twelve month 1998 loss from continuing operations before the above non-cash charges amounted to approximately $1,306,616, and $289,298 for the four month period ending December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used for the Company's operating activities for the twelve month fiscal year 1998 amounted to $1,553,377 whereas the net cash used for operating activities for the four month period ending December 31, 1997 amounted to $299,308 and $105,436 for the twelve month period ending August 31, 1997. Net cash provided (+) by financing activities in 1998 was $1,734,170 compared to $161,053 for the four month period ending December 31, 1997 and $430,984 for the twelve month period ending August 31, 1997. Net cash used (-) for investing activities in 1998 was $186,194 compared to $310,349 for the twelve month period ending August 31, 1997. Total cash on hand as of December 31, 1998 was $41,651 compared to $47,052 as of December 31, 1997 and $15,199 as of August 31, 1997.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring new sources of capital and is reviewing possible methods to obtain such additional capital, as needed. There is no assurance that such financing or capital will be available. The Company had total liabilities as of December 31, 1998, of $1,558,162. However, approximately $1,470,262 of the liabilities of the Company were due to certain shareholders. Subsequent to December 31, 1998, shareholders holding such debt in the amount of $1,450,000 principal did convert all of this debt plus accrued interest into 2,123,072 shares of common stock.

Negative cash flows from the Company's pursuit of a joint venture or acquisition are anticipated to continue until the Company has concluded a joint venture or acquisition, if any can be concluded, and then only if suitable financing of any such joint venture or acquisition is received by the Company. The Company acknowledges that there can be no assurance that it will be able to obtain capital or financing at the time of any such joint venture or acquisition. In the event the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

On February 24, 1997, the Company commenced and privately offered a second private placement memorandum pursuant to Rule 505 of Regulation D, on a best efforts basis, of no more than 500,000 shares of common stock in a ninety-day period (before extensions) of its $0.001 par value common stock at a price of $1.50 per share before deducting commissions and non-accountable expenses. These expenses aggregate up to 13% of the gross offering price which is payable by the Company to members of the NASD, financial advisors, purchaser representatives, and individuals legally entitled to receive such commissions. During the year ended December 31, 1998, the Company completed the Offering in full (500,000 shares).

In September, 1997, the Company established its 1997 Non-Qualified Stock Option Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. In July, 1998, the Company established its 1998 Non-Qualified Stock Option Plan ("The Plan") pursuant to which 500,000 shares of common stock were reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plans are designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of December 31, 1998, options for 1,041,000 of the aggregate 1,250,000 shares had been issued, all of which had been exercised.

The Company's products are sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability.


Item 7.  FINANCIAL STATEMENTS

         Please see the attached Financial Statements


Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 31, 1999, Registrant changed its certifying accountant from Scarano & Tomaro, to Richard A. Eisner & Company, LLP, New York City. By mutual agreement with the former accountant, Registrant decided it was in the best interest of the Registrant to engage an accountant with the professional resources necessary to meet the needs of the Registrant in its international operations, business plan, and pending acquisition of a foreign corporation. Accordingly, the former accountant did not stand for reelection. The former accountant's reports for the last two years contain no adverse opinion or disclaimer of opinion nor is there any disagreement with the former accountant.

The decision to change accountants and the selection of Richard
A. Eisner & Company, LLP, was recommended and approved by the Registrant's Board of Directors.

                            PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ACT

The Directors, Executive Officers, Promoters, and Control Persons of the Company, with a brief description, are as follows:


Name                           Age      Position

Ronald A. Adams                49       Chairman, Chief Executive Officer
                                        and Director
Milota K. Srkal                55       President, Chief Operating Officer
                                        and Director
Henry S. Green, Jr.            67       Secretary and Director


Directors Adams and Green were originally elected in 1994. Director Srkal was appointed in 1998 to fill the vacancy of Jindrich Dolezal, former Chairman of Skoda Diesel, a.s. All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify. Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually, and serve at the discretion of the Board of Directors. There are no family relationships between or among any officers or directors of the Company.

Ronald A. Adams is the Chairman, Chief Executive Officer and a Director of the Company. From 1986 through 1996, he served as President of Worth Capital Group and as Financial Advisor to Double Seal Ring Company and, from 1994 to 1996, as Financial Advisor to Skoda Diesel, both entities being among the founding shareholders of the Company. For the 14 years prior to 1986, Mr. Adams was Chief Executive Officer of Haltom Manufacturing Company, engaged in manufacturing of corporate recognition items. He attended the University of Oklahoma and graduated from Texas Christian University, where he performed post-graduate studies. Mr. Adams devotes substantially all of his business time to the Company.

Milota K. Srkal is the President, Chief Operating Officer and a Director of the Company. Mr. Srkal was President and Founder of GGB, the Tatra distributor within certain countries of Central and South America which merged into SDC in 1997. Prior to founding GGB, Mr. Srkal was associated with Frederik R. Harris, Inc., an international construction and management firm. He served as its Senior Vice President until resigning to found GGB. Mr. Srkal devotes substantially all of his business time to the Company.

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

Due to business relationships between the Company, Skoda Diesel, and/or Double Seal, of which two directors of the Company are officers, there may be potential for conflict of interest. The Company is aware of such potential and believes that any transactions resulting from these relationships would be on terms similar to those available from outside parties.

During 1998 and 1999, the Company established an Advisory Board which may advise the Board of Directors, from time to time, on corporate matters. These advisors are not employees or officers of the Company. Each of the Advisors is a shareholder of the Company. The Advisors appointed are as follows, with a brief description of each:

General Alexander Haig, Jr. is a former White House Chief of Staff, the former Allied Supreme Commander of NATO, the former President and CEO of United Technologies, Inc., and served as United States Secretary of State under President Ronald Reagan. General Haig is, also, on the board of America On Line, MGM Grand, and MGM United Artists.

Mr. Dennis K. Pawley, former Executive Vice President of
DaimlerChrysler, an SDC shareholder and Strategic Board Advisor, has 34 years' experience as an executive with General Motors, Mazda and Chrysler. He recently resigned and took early retirement as the Executive Vice President of Manufacturing and Labor Relations at DaimlerChrysler, AG.

Mr. Richard Donnelly, who recently retired as President of General Motors Europe, has joined SDC International's management team. Mr. Donnelly had responsibility for GM's vehicle business in Europe with annual revenues of $25 billion, 80,000 employees producing in 11 countries and selling 1.9 million vehicles annually in 42 countries throughout Western, Central and Eastern Europe. He was Chairman of GM's European Strategy Board and has been a Director of Saab (Sweden), Isuzu (Japan) and of ACEA, the European automobile manufacturers association headquartered in Brussels.

Harbour and Associates, Inc., an SDC shareholder and acquisition partner, is a prominent Detroit-based manufacturing and management firm specializing in improving quality, productivity and profitability of car and truck manufacturing plants. Their client list includes BMW, Ford Motor Company, DaimlerChrysler, General Motors Corporation, Fiat, S.P.A., Nissan Motor Corporation, Toyota Motor Corporation and many others. Harbour is, also, the publisher of the "Harbour Report", the recognized analysis report of manufacturing in the American automotive industry and which is the industry benchmark for international comparisons and analyses of productivity, capacity utilization and plant profitability. Harbour and Associates is represented on the Company's Advisory Board by Ronald Harbour, its President.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending December 31, 1998, all filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with.


Item 10.  EXECUTIVE COMPENSATION

The Company's Chairman and President both received compensation in the form of management fees amounting to $156,000 each during the fiscal year 1998, plus normal and reasonable automobile and medical insurance reimbursements.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table contains information as of December 31, 1998, as to the number of Shares of Common Stock which is beneficially owned by (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a Director of the Company, and (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding Shares held by said individuals or entities. There is only one class of security of the Company, Common Stock.


Title of Class:  Common Equity Shares

Name and Address                          Number of Shares         Percentage
Diesel International, a.s.
c/o P. O. Box 2186
Palm Beach, FL 33480                         500,000                  10.6

WCG Holdings, Inc.
1530 N. Lake Way
Palm Beach, FL  33480                        500,000                  10.6



Title of Class:  Common Equity Shares Contd..

Name and Address                          Number of Shares         Percentage

Double Seal Ring Company, Inc., et al
2065 Montgomery Street
Fort Worth, TX 76107                        400,000                     8.5

Ronald A. Adams (2)                         550,000                    11.6

Henry S. Green, Jr. (3)                     400,000                     8.5

Milota K. Srkal                             177,840                     3.8

All Officers & Directors
as a Group (2) and (3)                    1,127,840                    23.89


Footnotes:
(1)   Based on 4,721,917 shares outstanding.
(2)   Includes shares owned by WCG Holdings, Inc. and/or Mr. Ronald
      A. Adams, Chairman of the Company and an affiliate of WCG
      Holdings, Inc.
(3) Owned by Double Seal Ring Company, Inc. and its two major shareholders. Mr. Henry S. Green, Jr., Secretary of the Company, is an affiliate of Double Seal Ring Company, Inc.


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

The Company has purchased items from Double Seal Ring Company, a shareholder, and has sold these items to non-related parties as well as to Skoda Diesel, also a shareholder. Such transactions were less than $50,000, and a gross profit was made by the Company. The Company believes that the costs and prices for such transactions were the same as those which would be afforded to non-related parties, and that all transactions were at arms-length.

The Company's Chairman has served as a Financial Advisor to Skoda Diesel and Double Seal, and is a majority beneficial shareholder of WCG Holdings, Inc. The Company's President served as the President of GGB, the Central and South American distributor for Tatra, a.s., which the Company purchased by merger in 1997. During the period ending December 31, 1998, the Company's Chairman has loaned up to $93,050 to the Company.


Item 13.  FINANCIAL STATEMENTS AND EXHIBITS

     (a) Please see the attached Financial Statements

     (b) Exhibits: (filed with original and previous filings)

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

            (d) Exclusive Agency Agreement dated August 21,
                1997, between Metall Kraft, s.r.o., and SDC
                International, Inc.

            (e) Purchase and Sale Agreement dated 18th day of
                November, 1997 between SDC International, Inc.
                and Motokov International, joint stock company.

                                SIGNATURES
                                ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Town of Palm Beach, Florida, on the 27th day of March, 2000.


                        SDC International, Inc.
                          (Registrant)


                        By:/s/Ronald A. Adams
                           Ronald A. Adams, Chairman


     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities, on the dates indicated, and as representing a majority of the Board of Directors.



Date:  3-27-00                          /s/Ronald A. Adams
                                        Ronald A. Adams, Director
                                          and Chairman (Principal
                                          Executive Officer and
                                          Principal Financial Officer)


Date:  3-27-00                         /s/Henry S. Green
                                       Henry S. Green, Jr., Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
SDC International, Inc.
Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of SDC International, Inc. and subsidiary (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the year ended December 31, 1998 and the period from September 1, 1997 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of SDC International, Inc. and subsidiary as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1998 and the period from September 1, 1997 through December 31, 1997 in conformity with generally accepted accounting principles.




Richard A. Eisner & Company, LLP

New York, New York
October 7, 1999, except Notes J and F
  as to which the dates are December 21, 1999 and March 2, 2000

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of SDC International, Inc.

We have audited the accompanying statements of operations, stockholders' equity and cash flows of SDC International, Inc. (the "Company") for the year ended August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended
August 31, 1997 in conformity with generally accepted accounting principles.





Scarano & Tomaro, P.C.
Syosset, New York
December 5, 1997

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

                                                         December 31,
                                              ------------------------------
                                                  1998              1997
                                              ------------      ------------
ASSETS
Current assets:
   Cash                                       $     41,651      $     47,052
   Inventory                                       303,223             3,373
   Prepaid expenses                                 15,000            15,625
                                              ------------      ------------
      Total current assets                         359,874            66,050

Machinery and equipment, net                        15,251            19,948
Cash - restricted                                   80,532            80,960
Agency rights at cost, net of accumulated
  amortization of $63,702 and $25,482               89,201           127,421
Net assets of discontinued subsidiary               94,518            51,534
Other assets                                        48,894            20,000
                                              ------------      ------------
                                              $    688,270      $    365,913
                                              ============      ============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses       $     87,900      $     72,553
  Due to related parties, including
    accrued interest of $88,928 and
    $2,917, net of unamortized
    discount of $154,396 and $8,750              1,470,262           110,006
                                              ------------      ------------
      Total current liabilities                  1,558,162           182,559
                                              ------------      ------------

Commitments (Note I)

STOCKHOLDERS' (DEFICIENCY) EQUITY
Common stock $.001 par value, 10,000,000
  shares authorized, 4,671,917 and
  2,990,118 shares issued and outstanding,
  respectively                                       4,672             2,990
Additional paid-in capital                      10,570,673         6,844,992
Common shares payable                               70,875
Accumulated deficit                            (11,549,518)       (6,524,424)
Accumulated foreign currency translation
 adjustment                                         33,406            12,146
                                              ------------      ------------
                                                  (869,892)          335,704
Unamortized compensation                                            (152,350)
                                              ------------      ------------
                                                  (869,892)          183,354
                                              ------------      ------------
                                              $    688,270       $   365,913
                                              ============       ===========



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                                              Period From
                                                              September 1,
                                                                  1997
                                               Year Ended        Through        Year Ended
                                               December 31,    December 31,     August 31,
                                                  1998             1997            1997
                                               ------------   -------------   ------------
Sales                                                                         $  1,128,319
Cost of sales                                                                      697,768
                                                                              ------------
Gross profit                                                                       430,551
                                                                              ------------
Expenses:
  Selling, general and administrative,
    including $2,422,902, $13,850 and
    $171,250 paid by issuance of stock         $  3,624,025   $    292,029         733,811
  Depreciation and amortization                      49,039         61,820         450,129
  Loss on disposal of machinery and
    equipment                                                                      437,088
  Loss on impairment of agency
    rights and customer list                                       226,449
  Loss on impairment of machinery
    and equipment                                                3,467,320
                                               -----------    ------------    ------------
      Total expenses                             3,673,064       4,047,618       1,621,028
                                               -----------    ------------    ------------
Loss from operations before interest
  expense                                       (3,673,064)     (4,047,618)     (1,190,477)

  Interest expense including amortization
  of debt discount, net                         (1,193,254)        (28,619)        (12,622)
                                               -----------    ------------    ------------
Loss from continuing operations                 (4,866,318)     (4,076,237)     (1,203,099)

  Loss from operations of discontinued
  subsidiary                                      (158,776)       (38,612)
                                               -----------    ------------    ------------
Net loss                                       $(5,025,094)   $ (4,114,849)   $ (1,203,099)
                                               ===========    ============    ============
Net loss per share - Basic and diluted:
  Loss from continuing operations                $(1.30)         $(1.43)         $(0.50)
  Loss from operations of
    discontinued subsidiary                       (0.04)          (0.01)             -
                                                 -------         -------         -------
   Net loss                                      $(1.34)         $(1.44)         $(0.50)
                                                 =======         =======         =======

Weighted average shares outstanding              3,738,147       2,847,893       2,383,254
                                               ===========    ============    ============


See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Stockholders' (Deficiency) Equity

                                                                                           Accumulated
                                                                                            Foreign
                                   Common Stock       Additional   Common                   Currency
                                              Par       Paid-in    Shares   Accumulated    Translation   Unamortized
                                 Shares      Value      Capital    Payable  Deficit        Adjustment    Compensation    Totals
                                ---------  ---------  -----------  -------  ------------   -----------   ------------  ------------
Balance - September 1, 1996     2,198,265  $   2,198  $ 5,845,016           $ (1,206,476)                               $ 4,640,738
Issuance of common stock in
 connection with private
 placement memorandum, net
 of offering costs of $28,308     195,719        196      271,747                                                           271,943
Issuance of common stock in
 connection with acquisition       48,000         48       35,952                                                            36,000
Issuance of common stock as
 consideration for consulting
 services                         197,500        197      192,928                                                           193,125
Net loss and comprehensive
 loss for the year ended
 August 31, 1997                                                               (1,203,099)                               (1,203,099)
                                 ---------  ---------  -----------           ------------                                ----------

Balance - August 31, 1997        2,639,484      2,639    6,345,643             (2,409,575)                                3,938,707
Issuance of common stock in
 connection with private
 placement memorandum, net
  of offering costs of $30,000     185,634        186      248,264                                                          248,450
Issuance of common stock to
 consultant for services           150,000        150      224,850                                        $  (166,200)       58,800
Issuance of common stock in
 connection with loan
 agreements                         15,000         15       26,235                                                           26,250
Amortization of compensation
 costs                                                                                                        13,850         13,850
Comprehensive loss:
 Foreign currency translation
   adjustment                                                                              $    12,146                       12,146
  Net loss for the period from
   September 1, 1997  to
   December 31, 1997                                                          (4,114,849)                                (4,114,849)
  Total comprehensive loss                                                                                               (4,102,703)
                                ---------  ---------  -----------           ------------   -----------   -----------    -----------
Balance - December 31, 1997     2,990,118      2,990    6,844,992             (6,524,424)       12,146      (152,350)       183,354

Issuance of common stock in
 connection with private
 placement memorandum, net
 of offering costs of $91,000     292,833        293      258,986                                                           259,279
Issuance of common stock in
 connection with loan
 agreements                       228,033        228      473,912                                                           474,140
Issuance of common stock to
 consultants and employees
 for services                   1,125,933      1,126    2,087,126                                                         2,088,252
Issuance of common stock in
 repayment of short-term loan      35,000          35       34,965                                                           35,000
Issuance of warrants to
 consultants for services                                  182,300                                                          182,300
Beneficial conversion feature
 related to notes and other
 amounts payable                                           688,392                                                          688,392
Common shares (54,000) to be
 issued in connection with
 extension of loan                                                  $70,875                                                  70,875
Amortization of compensation
 costs                                                                                                        152,350       152,350
Comprehensive loss:
 Foreign currency translation
  adjustment                                                                                    21,260                       21,260
 Net loss for the year ended
  December 31, 1998                                                            (5,025,094)                               (5,025,094)
   Total comprehensive loss                                                                                              (5,003,834)
                                 ---------  ---------  -----------  -------  ------------   -----------   -----------   -----------
Balance - December 31, 1998      4,671,917  $   4,672  $10,570,673  $70,875  $(11,549,518)  $    33,406   $         0   $  (869,892)
                                 =========  =========  ===========  =======  ============   ===========   ===========   ===========


See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows


                                                              Period From
                                                              September 1,
                                                                  1997
                                               Year Ended        Through        Year Ended
                                               December 31,    December 31,     August 31,
                                                  1998             1997            1997
                                               ------------   -------------   ------------

Cash flows from operating activities:
  Net loss                                     $ (5,025,094)  $ (4,114,849)   $ (1,203,099)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                   49,039         61,820         450,129
     Amortization of debt discount                1,087,761         17,500
     Expenses paid by issuance of stock           2,422,902         13,850                  171,250
     Loss from operations of discontinued
       subsidiary                                   158,776         42,612
     Loss on disposal of machinery and
       equipment                                                                   437,088
     Loss on impairment of machinery and
       equipment                                                 3,467,320
     Loss on impairment of agency rights and
       customer list                                               226,449
     Changes in:
       Inventory                                   (299,850)        (3,373)        31,310
       Security deposits                            (48,894)                       18,000
       Prepaid expenses                                 625          6,248        (15,291)
       Other current assets                                          1,905         (1,903)
       Accounts payable and accrued expenses         15,347        (17,707)         7,080
       Accrued interest                              86,011          2,917
                                               ------------   ------------    -----------
         Net cash used in operating              (1,553,377)      (299,308)      (105,436)
         activities                            ------------   ------------    -----------

Cash flows from investing activities:
  Purchase of machinery and equipment                (6,122)                       (1,864)
  Acquisition of agency rights                                                   (123,334)
  Decrease (increase) in restricted cash                428        249,972       (250,000)
  Proceeds from collection of note
    receivable                                                                     62,985
  Investment in, and advances to,
    discontinued subsidiary                        (180,500)       (78,000)
                                               ------------   ------------    -----------
         Net cash (used in) provided by
         investing activities                      (186,194)       170,108       (310,349)
                                               ------------   ------------    -----------

Cash flows from financing activities:
  Advances (repayment of advances) from
    officer, net                                      9,895        (11,197)       (84,266)
  Loans from related parties, net                 1,444,996        100,000
  Proceeds from sale of stock                       350,279        337,250        328,558
  Costs associated with sale of stock              (91,000)        (30,000)       (28,308)
  Deferred offering costs                           20,000         (20,000)
  Net proceeds (repayments) under line
    of credit                                                     (215,000)      215,000
                                               ------------   ------------    -----------
         Net cash provided by financing
         activities                               1,734,170        161,053        430,984
                                               ------------   ------------    -----------

Net (decrease) increase in cash                      (5,401)        31,853         15,199
Cash, beginning of period                            47,052         15,199
                                               ------------   ------------    -----------
Cash, end of period                            $     41,651   $     47,052    $    15,199
                                               ============   ============    ===========
Supplemental cash flow disclosure:
  Cash paid for:
    Interest                                   $     19,581   $     10,736    $    11,415

Supplemental disclosure of noncash
investing and financing activities:
  Issuance of common stock for
    acquisition of GGB                                                       $    36,000
  Issuance of common stock for in
    connection with stockholder loans          $    474,140  $      26,250
  Issuance of common stock in payment
    of loan payable to stockholder             $     35,000



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997

NOTE A - THE COMPANY AND BASIS OF PREPARATION

The accompanying financial statements include the accounts of SDC International, Inc., (the "Company") and its wholly-owned subsidiary Skobol, s.a. ("Skobol") after elimination of all significant intercompany transactions and balances. The Company was incorporated in the State of Delaware in 1994, and acquired an exclusive agency agreement from Diesel International, a.s. (formerly known as Skoda Diesel, a.s.) ("Diesel") which permitted the Company to sell a broad range of Diesel's products, including diesel engines and power generating sets. Diesel, which was formed in what is now the Czech Republic, was one of the founding stockholders of the Company. During the year ended August 31, 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products. Sales made during such year consist principally of two transactions in February and April 1997 representing approximately 98% of the sales revenue. One sale for $658,194 was made in Greece and the other sale, for $443,053, was made in Egypt.

During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. In December 1999, the Company's Board of Directors adopted a plan to dispose of the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements (see Note J.)

During the year ended December 31, 1998, the Company has been attempting to acquire manufacturing entities in the Czech Republic and has been incurring expenses in connection therewith.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred recurring net losses and as of December 31, 1998, has a working capital deficiency and a stockholders' deficiency. In 1999, and on March 2, 2000, amounts due to related parties amounting to $1,408,102 (net of related discount) at December 31, 1998 were converted into common stock (see Note F). Continuation of the Company as a going concern is dependant upon (i) the Company achieving profitable operations through acquisitions which requires obtaining financing and (ii) obtaining debt and/or equity financing to fund operating expenses to be incurred until an acquisition is consummated. Management anticipates additional financing to be obtained from existing shareholders to fund operational expenses. However, there is no assurance that the Company can obtain required financing, make any acquisitions or that profitable operations can be achieved.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1] Change in fiscal year:

    In 1997, the Company changed its reporting year from a fiscal year ended August 31 to a calendar year ended December 31.
    Accordingly, the accompanying financial statements reflect results of operations for the period from September 1, 1997 through December 31, 1997 in order to transition to the new reporting year.

[2] Restricted cash:

    Restricted cash represents collateral under a performance bond posted as a condition of the agency agreement with Diesel and is scheduled to be released to the Company in 2000 upon expiration of the bond.

[3] Inventory:

    Inventory, which consists of trucks acquired from Tatra (see Note D[4]), is stated at the lower of cost (determined on a first-in, first-out basis) or market.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[4] Long-lived assets:

    Machinery and equipment is recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows:

          Machinery and equipment      5-15 years
          Computer software            3 years
          Computer equipment           5 years

    Intangibles, consisting of agency rights and customer lists, are recorded at cost and amortized on a straight-line basis over periods of 3 to 5 years.

    Machinery and equipment and intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conducting such review, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write down is required. If such cash flows are less than the asset's carrying amount, the asset is written down to estimated fair value.

[5] Net loss per share:

    In calculating basic and diluted net loss per share, the Company uses the weighted average number of common shares outstanding during the respective periods. No shares issuable upon exercise of outstanding warrants have been included in the computation of diluted net loss per share as their effect is anti-dilutive.

[6] Use of estimates:

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

[7] Fair value:

    The carrying value of cash, accounts receivable, accounts payable, and amounts due to related parties approximates fair value.

[8] Revenue recognition:

    Revenue is recognized when products are shipped.

[9] Comprehensive income:

    The Company adopted the provision of SFAS N0. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. Comprehensive loss for the period consists of the net loss and the loss from foreign currency translation.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997


NOTE C - MACHINERY AND EQUIPMENT

Machinery and equipment consists of the following:


                                              December 31,
                                       --------------------------
                                          1998           1997
                                       -----------    -----------
     Computer and software             $    36,362    $    32,790
     Machinery and equipment             4,013,183      4,013,183
     Leasehold improvements                  2,550
                                       -----------    -----------

                                         4,052,095      4,045,973
     Less accumulated depreciation        (569,524)      (558,705)
                                       -----------    -----------

                                         3,482,571	3,487,268
     Less valuation allowance           (3,467,320)    (3,467,320)
                                       -----------    -----------

                                       $    15,251    $    19,948
                                       ===========    ===========



Depreciation expense amounted to $10,819, $3,937 and $309,374 for the year ended December 31, 1998, the four months ended December 31, 1997 and the year ended August 31, 1997, respectively.

During September 1994, the Company issued 448,350 shares of common stock to Diesel as consideration for the contribution of machinery and equipment valued by an appraisal and for book purposes at $4,469,064. During the year ended August 31, 1997, machinery and equipment no longer being utilized or not considered useful, with a book value of $437,088, was disposed of by the Company, resulting in a loss on disposal of $437,088. Through August 31, 1997, the Company had generated approximately $1,174,000 in net sales since the machinery and equipment was placed in service. No sales were generated during the four months ended December 31, 1997. The machinery and equipment, formerly used in the manufacture of Skoda diesel engines, is located in the Czech Republic in the Diesel facilities. As a result of the financial difficulties of Diesel, the status and future use of the machinery and equipment, which is no longer in service, is uncertain. The Company currently has no facilities that could be used to house the machinery and equipment. As a result, during the period ended December 31, 1997, the Company has recorded a loss on impairment of the machinery and equipment in the amount of $3,467,320 representing the remaining undepreciated balance.


NOTE D - AGENCY RIGHTS AND CUSTOMER LISTS

[1] On April 21, 1994, one of the founding stockholders executed an exclusive agency agreement, as agent of the Company, with Diesel pursuant to which the Company was appointed as Diesel's exclusive sales agent in North, South and Central America with the exception of the country of Peru. In order for the Company to maintain its exclusivity, it must generate annual gross sales within the territory of at least $15,000,000 at the close of the sixth year after the execution of the agreement. As consideration for the purchase of these exclusive agency rights, the Company issued to Diesel 51,650 shares of its common stock valued at $64,563. The rights were being amortized on a straight-line basis over five years. As a result of the financial difficulties of Diesel, during the period ended December 31, 1997, the Company has recorded a loss on impairment of the agency rights in the amount of $25,824 representing the remaining unamortized balance.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997


NOTE D - AGENCY RIGHTS AND CUSTOMER LISTS  (CONTINUED)

[2] During October 1995, the Company purchased the exclusive agency rights to market and sell Diesel products in China and South Korea for a one-time fee of $100,000 and $50,000, respectively. Such agency rights had sales performance goals which subsequently have not been met. During April 1996, the Company entered into a modification of the agreement whereby all such sales levels were postponed for one year. The agency rights were being amortized on a monthly basis over the five years of the agreement. Through December 31, 1997, the Company had made no sales related to these agency rights. As a result of the financial difficulties of Diesel, and the Company's failure to meet its sales performance goals, during the period ended December 31, 1997, the Company has recorded a loss on impairment of the agency rights in the amount of $97,500 representing the remaining unamortized balance.

[3] In December 1995, the Company acquired certain customer lists at a cost of $337,500, which was being amortized over three years. Through December 31, 1997, the Company had generated no sales to such customers. Accordingly, as of such date, the Company has recorded a loss on impairment of the customer list in the amount of $103,125 representing the remaining unamortized balance.


[4] On April 24, 1997, the Company acquired for 48,000 common shares valued at $36,000 all the issued and outstanding common stock of Golden Grove Business, Inc. ("GGB"), a Panama corporation, whose sole asset was an exclusive agency contract with Tatra, a.s. ("Tatra"), a Czech truck manufacturer, to market and sell Tatra's products in Colombia with the right of first refusal to become the exclusive distributor for other countries in South and Central America. GGB was merged into the Company and the Company assumed GGB's liabilities amounting to $116,903 at the date of the merger. The Company is amortizing such agency rights over the estimated remaining useful life of four years. Through December 31, 1998, the Company had generated no sales relating to these agency rights.


NOTE E- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31:

                            1998       1997
                        ---------   ----------
Accounts payable                    $  	31,667
Compensation            $  37,900       14,000
Professional fees          50,000       26,886
                        ---------   ----------
                        $  87,900   $	72,553
                        =========   ==========

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997


NOTE F - DUE TO RELATED PARTIES

[1] Line-of-credit:

During June 1998, the Company obtained an unsecured $500,000 line of credit from a stockholder with a stated interest rate of 14% per annum. Principal and interest were payable on December 8, 1998.
The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may, at the stockholder's option, be converted into common stock at $1.00 per share. The conversion price of the line of credit agreement ($500,000) was less than the aggregate market price ($1,140,600) of the common stock obtainable on conversion on the date of the agreement. In connection therewith, additional interest expense of $500,000 related to the beneficial conversion feature, limited to the proceeds of the line of credit, wascharged to operations for the year ended December 31, 1998 with a corresponding credit to additional paid-in capital. By agreement with the stockholder, the due date of the agreement was extended to December 31, 1999. In connection therewith, the Company agreed to issue 54,000 common shares quarterly until maturity. This resulted in additional interest expense of $70,875 for the year ended December 31, 1998 with a corresponding credit to common shares payable. As of December 31, 1998, outstanding borrowings under the line of credit amounted to $500,000 and accrued interest amounted to $28,941. The Company's effective interest rate for borrowings under the agreement amounted to 250%. On March 2, 2000, the outstanding balance under the line of credit, together with accrued interest, was converted to 583,425 shares of common stock.

[2] Loans from stockholders:

During October 1997 and from June 1998 through September 1998, the Company borrowed $100,000 and $1,186,500, respectively, from stockholders under notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. Of the 1998 borrowings, notes for $950,000 were convertible into common shares at either (i) 70% of market value, (ii) $1.00 per common share or (iii) in the event of default. The conversion price of the notes other than those convertible on default ($350,000) was less than the aggregate market price ($538,392) of the common stock obtainable on the date the notes were issued. Interest accrued on these notes at December 31, 1998 and 1997 amounted to $59,987 and $2,917, respectively. Interest expense on the notes during the year ended December 31, 1998 and the four months ended December 31, 1997 amounted to $73,976 and $2,917, respectively. During 1999 and on March 2, 2000, holders of notes with outstanding principal balances of $1,265,000 (which included additional borrowings of $315,000 subsequent to December 31, 1998) converted their notes, together with accrued interest, into 1,879,081 shares of common stock.

In connection with these borrowings, during the year ended December 31, 1998 and the four months ended December 31, 1997, the Company issued to the stockholders 228,033 and 15,000 shares of common stock valued at $474,140 and $26,250, respectively. Such amount has been accounted for as debt discount. Additional debt discount of $188,392 was also recognized in connection with the beneficial conversion features of certain of the convertible notes issued in 1998. The Company's effective rate for these borrowings, including debt discount, ranged from 14% to 188%. During the year ended December 31, 1998 and the four months ended December 31, 1997, amortization of discount amounted to $516,886 and $17,500, respectively.

During 1998, the Company repaid notes of $276,500, including a note of $35,000 by issuance of 35,000 common shares.


NOTE G - INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to net operating loss carryforwards and to differences between the financial statement and tax bases of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of these temporary differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

At December 31, 1998, the Company has net operating loss carryforwards for federal income tax purposes of approximately $5,900,000 expiring in the years 2009 through 2018.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997


NOTE G - INCOME TAXES  (CONTINUED)

As of December 31, 1998 and 1997, deferred tax assets consist of the following:


                                               December 31,
                                            1998            1997
                                         -----------    -----------
Deferred tax assets:
  Net operating loss carryforwards       $ 2,016,000    $   518,000
  Excess of tax basis over statement
    basis of machinery and equipment
    and other assets                       1,447,000      1,542,000
                                         -----------    -----------
                                           3,463,000      2,060,000

Valuation allowance                       (3,463,000)    (2,060,000)
                                         -----------    -----------
Net deferred tax asset                   $    -         $    -
                                         ===========    ===========

At December 31, 1998 and 1997, a valuation allowance has been provided to offset the deferred tax asset since management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized. Increases (decreases) in the valuation allowance amounted to $1,403,000, $1,700,000 and $(86,000) during the year ended December 31, 1998, four months ended December 31, 1997 and the year ended August 31, 1997, respectively.


NOTE H - STOCKHOLDERS' EQUITY

[1] On February 24, 1997, the Company commenced and privately offered pursuant to rule 505, Regulation D, on a best efforts basis, no more than 500,000 shares of common stock in a ninety-day period (before extensions) at $1.50 per share before deducting discounts, commissions and nonaccountable expenses. During the year ended December 31, 1998, the four months ended December 31, 1997 and the year ended August 31, 1997, the Company sold an aggregate of 292,833, 185,634 and 190,119 common shares yielding proceeds net of offering costs of $259,279, $248,450 and $256,870, respectively.

[2] In November 1997, outstanding warrants to purchase 40,000 shares of the Company's common stock at an exercise price of $3.00 per share were cancelled.

[3] On September 5, 1997, the Company established a Nonqualified Stock
    Option Plan (the "97 Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. On October 29, 1998, the Company established a second Nonqualified Stock Option Plan (the "98 Plan") pursuant to which 500,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted.
    The 97 and 98 Plans are designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representatives, officers and directors of the Company.

    During the year ended December 31, 1998 and the four months ended December 31, 1997, the Company granted to consultants and employees options to purchase 891,000 common shares and 150,000 common shares, respectively. The options, which had exercise prices of zero and $.40, respectively, were exercised immediately upon grant. The market value of the common shares on the date of grant, in excess of the exercise price, amounting to $1,622,258
    (1998) and $166,200 (1997) were charged to expense and unamortized compensation, respectively. As of December 31, 1998, no options were outstanding under the plans.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997


NOTE H - STOCKHOLDERS' EQUITY (CONTINUED)

[4] As of December 31, 1998, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.


NOTE I - COMMITMENTS AND OTHER COMMENTS

[1] Lease agreement:

Effective January 1, 1997, the Company leases its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $27,000, $12,000 and $15,000 during the year ended December 31, 1998, the four months ended December 31, 1997 and the year ended August 31, 1997, respectively.

Included in general and administrative expenses is rent expense for the above and other rentals which totaled $47,718, $12,541 and $63,732 for the year ended December 31, 1998, the four months ended December 31, 1997 and the year ended August 31, 1997, respectively.

[2] Finder's fee agreement:

On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of December 31, 1998, no amounts were due under this agreement.

[3] Executive compensation:

For the year ended December 31, 1998, the four months ended
December 31, 1997 and the year ended August 31, 1997, respectively, the Company incurred management fees of $156,000, $65,000 and $72,000, payable to its Chief Executive Officer.

For the year ended December 31, 1998, the Company incurred management fees of $181,000 to its President.


NOTE J - DISCONTINUED OPERATIONS

On November 18, 1997, the Company acquired 99.9% of the common stock of Skobol for $78,000. Skobol is a Bolivian corporation, which imports and sells at retail in Bolivia, light transportation and other equipment which is manufactured in the Czech Republic. On December 21, 1999, the Board of Directors of the Company authorized the sale of Skobol. Accordingly, the results of operations of Skobol, which are included in the accompanying financial statements from September 1, 1997, the effective date of acquisition, are shown as discontinued operations. In addition, the assets and liabilities of Skobol are reflected in the balance sheets as net assets of discontinued subsidiary.

The excess ($126,283) of the fair value of the net current assets acquired over the cost of acquisition is being amortized on a straight-line basis over 60 months. Amortization of such excess amounted to $25,260 in 1998 and $8,420 in 1997.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1998 and 1997


NOTE J - DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabilities related to Skobol at December 31, 1998 and 1997 follows:


                                   1998             1997
                                 ---------       ----------
Cash                             $  15,775       $   53,897
Receivables                        100,957          103,229
Inventory                          201,851           92,104
Other current assets                15,484            4,466
Fixed assets, net                    1,830              439
                                 ---------       ----------
    Total assets                   335,897          254,135

Accounts payable and accrued
  expenses (a)                    (148,776)         (84,738)
Excess of value of net assets
  acquired Over cost of
  acquisition                      (92,603)        (117,863)
                                 ---------       ----------
Net assets of discontinued
  subsidiary                     $  94,518       $   51,534
                                 =========       ==========


(a) Excludes amounts due to Company of $180,500 (1998)

Net sales of Skobol amounted to $199,989 and $58,129 in the year ended December 31, 1998 and the four months ended
December 31, 1997, respectively.

The functional currency of Skobol is its local currency. Accordingly, the subsidiary's operations are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period rates. Translation adjustments are included as a separate component of stockholders' (deficiency) equity. Gains and losses on currency transactions denominated in other than the local Bolivian currency are reflected in operations.