Form 10QSB
period 1999-03-31
SDC INTERNATIONAL INC \DE\
filed 2000-03-29
CIK 1005841

United States
                    Securities and Exchange Commission
                           Washington, D. C. 20549


                                Form 10-QSB

                                (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES ACT OF 1934

              For the quarterly period ended March 31, 1999

                                 OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-27520


                       SDC International, Inc.
                 ----------------------------------
       (Exact name of registrant as specified in its charter)


                Delaware                          75-2583767
         ----------------------                 --------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)             Identification No.)


       251 Royal Palm Way  Suite 301
           Palm Beach, Florida                         33480
        ---------------------------                ------------
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

                             Yes [ ]    No [ ]




                    APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 5,843,117 shares outstanding as of March 31, 1999

               SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX


PART 1   FINANCIAL INFORMATION:

     ITEM 1   CONDOLIDATED BALANCE SHEETS

              Consolidated Balance Sheets (Unaudited) March 31, 1999
              And December 31, 1998                                      F-1


              Consolidated Statements of Operations (Unaudited)
              for the three months ended March 31, 1999 and
              February 28, 1998                                          F-2

              Consolidated Statements of Stockholders'
              (Deficiency) Equity (Unaudited) for the three months
              ended March 31, 1999                                       F-3

              Consolidated Statements of Cash Flows (Unaudtied)
              for the three months ended March 31, 1999 and
              February 28, 1998                                          F-4

              Notes to Consolidated Financial Statements               F-5-F-7

     ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS              9-11

PART II   OTHER INFORMATION

PART 1   FINANCIAL INFORMATION:

     ITEM 1   CONDOLIDATED BALANCE SHEETS



SDC INTERNATIONAL, INC. and SUBSIDIARY


Consolidated Balance Sheets

                                                 March 31,        December 31,
                                                   1999               1998
                                                ___________       ___________
                                                (Unaudited)

ASSETS
Current assets:
  Cash                                          $     6,142       $    41,651
  Inventory                                     $   310,935           303,223
  Prepaid expenses                                   15,000            15,000
                                                -----------       -----------
          Total current assets                      332,077           359,874


Machinery and equipment, net                         12,448            15,251
Cash   restricted                                    80,532            80,532
Agency rights at cost, net of accumulated
amortization of $73,257 and $63,702                  79,646            89,201
Net assets of discontinued subsidiary                57,683            94,518
Other assets                                         28,894            48,894
                                                -----------       -----------
                                                $   591,280       $   688,270
                                                ===========       ===========
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses,
   including cash overdraft of $8,426 at
   March 31, 1999                               $   153,326       $    87,900
  Due to related parties, including accrued
   interest of $116,464 and $88,928, net of
   unamortized discount of $0 and $154,396        1,428,694         1,470,262
                                                -----------       -----------
          Total current liabilities               1,582,020         1,558,162
                                                -----------       -----------

Commitments

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 10,000,000
  shares authorized,5,843,117 and 4,671,917
  shares issued and outstanding, respectively         5,843             4,672
Additional paid-in capital                       11,358,920        10,570,673
Common shares payable                               139,255            70,875
Accumulated deficit                             (12,531,031)      (11,549,518)
Accumulated foreign currency
  translation adjustment                             36,273            33,406
                                                -----------       -----------
                                                   (990,740)         (869,892)
                                                -----------       -----------

                                                $   591,280       $   688,270
                                                ===========       ===========



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                         Three Months           Three Months
                                             Ended                  Ended
                                           March 31,            February 28,
                                              1999                   1998
                                         ------------           ------------

Expenses:
  Selling, general and administrative,
  including $497,140 and $467,714
  paid by issuance of stock              $    637,524           $   710,000
  Depreciation and amortization                12,358               116,837
                                          -----------           -----------
     Total expenses                           649,882               826,837
                                          -----------           -----------
Loss from operations before
  interest expense                           (649,882)             (826,837)

  Interest expense including
   amortization of debt discount             (291,930)              (15,050)
                                          -----------           -----------
Loss from continuing operations              (941,812)             (841,887)

  (Loss) income from operations of
  discontinued subsidiary                     (39,701)                2,531
                                          -----------           -----------
Net loss                                  $  (981,513)          $  (839,356)
Net loss per share - Basic and diluted:   ===========           ===========

  Loss from continuing operations         $     (0.18)          $     (0.26)
  Loss from operations of
   discontinued subsidiary                      (0.01)                  Nil
                                          -----------           -----------
  Net loss                                $     (0.19)          $     (0.26)
                                          -----------           -----------
Weighted average shares outstanding         5,085,837             3,206,318
                                          ===========           ===========




See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity (Deficiency)


                                                                                                   Accumulated
                                                                                                     Foreign
                                  Common Stock       Additional       Common                          Currency
                                ------------------
                                           Par       Paid-in          Shares       Accumulated      Translation
                                Shares     Value     Capital          Payable        Deficit        Adjustment      Totals
                               --------    -------   ------------    ---------     ------------     -----------    -----------

Balance - December 31, 1998    4,671,917   $ 4,672   $ 10,570,673    $ 70,875      $ (11,549,518)   $  33,406      $  (869,892)
Issuance of common stock in
  connection with loan
  agreements                      19,000       19         22,231       22,250
Issuance of common stock to
  consultants and employees
  for services                   531,160      531        496,609      497,140
Issuance of common stock in
  repayment of short-term loan   621,040      621        269,407      270,028
Shares to be issued for loan
  extension (54,000)                                                   68,380                                           68,380
Comprehensive loss:
  Foreign currency translation
     adjustment                                                                                         2,867            2,867
  Net loss for the period                                                               (981,513)                     (981,513)
                                                                                                                    ----------
  Total comprehensive loss                                                                                            (978,826)
                               ---------   --------  ------------    ---------     ------------     ------------    ----------

Balance - March 31, 1999       5,843,117   $  5,843  $ 11,358,920    $ 139,255     $(12,531,031)    $     36,273   $  (990,740)
                               =========   ========  ============    =========     =============    ============   ===========



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows


                                                                Period From
                                                Three Months    Three Months
                                                   Ended            Ended
                                                 March 31,      February 28,
                                                    1999            1998
                                                ------------    ------------

Cash flows from operating activities:
  Net loss                                      $   (981,513)    $ (1,166,489)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                      12,358          116,837
   Amortization of debt discount                     154,396            8,750
   Amortization of excess of value of net
   assets acquired over cost of acquisition           (6,315)         (14,000)
   Expenses paid by issuance of stock                519,391          467,714
   Beneficial conversion feature of
    convertible notes                                 68,380
   Loss from operations of discontinued subsidiary    46,016           11,469
   Changes in:
     Inventory                                        (7,712)         (47,484)
     Security deposits                                20,000
     Prepaid expenses                                                   1,903
     Other current assets                                             156,047
     Accounts payable and accrued expenses            65,426           92,378
     Accrued interest                                 47,564
                                                ------------     ------------
      Net cash used in operating activities          (62,009)        (372,875)
                                                ------------     ------------

Cash flows from investing activities:
  Purchase of machinery and equipment                                  (5,437)
  Decrease (increase) in restricted cash                              249,972
  Investment in, and advances to,
   discontinued subsidiary                                             44,878
                                                                 ------------
      Net cash (used in) provided by
       investing activities                                           289,413
                                                                 ------------
Cash flows from financing activities:
  Advances (repayment of advances) from
    officer, net                                       26,500         (11,297)
  Loans from related parties, net                                     160,000
  Proceeds from sale of stock                                         410,950
  Costs associated with sale of stock                                 (62,817)
  Deferred offering costs                                             (50,000)
  Net proceeds (repayments) under
    line of credit                                                   (215,000)
                                                 ------------    ------------

      Net cash provided by financing
        activities                                     26,500         231,836

Net (decrease) increase in cash                       (35,509)        148,374
Cash, beginning of period                              41,651          15,199
                                                 ------------    ------------

Cash, end of period                              $      6,142     $    163,573
                                                 ============     ============

Supplemental cash flow disclosure:

  Cash paid for:
     Interest                                                    $     13,436


Supplemental disclosure of noncash
  investing and financing activities:
   Issuance of common stock for services                         $    207,525
   Issuance of common stock in payment
    of loan payable to stockholder              $    270,028



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Financial Statements


  Note A - The Company and Basis of Preparation

  The accompanying financial statements include the accounts of SDC International, Inc., (the "Company") and its wholly-owned subsidiaries SDC Prague, s.r.o. and Skobol, s.a. ("Skobol") after elimination of all significant intercompany transactions and balances. The Company was incorporated in the State of Delaware in 1994, and acquired an exclusive agency agreement from Diesel International, a.s. (formerly known as Skoda Diesel, a.s.) ("Diesel") which permitted the Company to sell a broad range of Diesel's products, including diesel engines and power generating sets. Diesel, which was formed in what is now the Czech Republic, was one of the founding stockholders of the Company.

  During the year ended August 31, 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products. During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. In December 1999, the Company's Board of Directors adopted a plan to dispose of the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements. During the period ended March 31, 1999, the Company has been attempting to acquire entities in the Czech Republic and has been incurring expenses in connection therewith.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


  Note B - Due to Related Parties

  [1] Line-of-credit:

      During June 1998, the Company obtained an unsecured $500,000 line of credit from a stockholder with an interest rate of 14% per annum. Principal and interest were payable on December 8, 1998. The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may be converted into common stock at $1.00 per share. By agreement with the stockholder, the due date was extended to December 31, 1999. As of March 31, 1999, outstanding borrowings under the line of credit amounted to $500,000 and accrued interest amounted to $46,441. Interest expense on the line-of-credit amounted to $17,500 during the three months ended March 31, 1999. As consideration for the extension of the line of credit, the Company agreed to issue 54,000 shares of common stock quarterly, until paid. The value of the shares to be issued at December 31, 1998 and March 31, 1999 amounted to $70,875 and $139,255 and has been recorded as common shares payable on the accompanying balance sheet.

  [2] Loans from stockholders:

      During October 1997 and from June 1998 through September 1998, the Company borrowed $100,000 and $1,186,500, respectively, from stockholders under notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. Interest accrued

SDC INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Financial Statements


      on these notes at March 31, 1999 amounted to $70,023. Interest expense on the notes during the three months ended March 31, 1999 and February 28, 1998, amounted to $30,064 and $3,500, respectively. During the period subsequent to March 31, 1999, holders of notes with outstanding principal balances of $1,200,000 converted their notes, together with accrued interest, into 1,492,372 shares of common stock.

Note B - Due to Related Parties (Continued)

      In connection with these borrowings, during the year ended December 31, 1998 and the four months ended December 31, 1997, the Company issued to the stockholders 228,033 and 15,000 shares of common stock valued at $474,140 and $26,250, respectively. In addition, several notes had a beneficial conversion feature whereby the principal and accrued interest could be converted to common stock at less than the prevailing market price. Such amounts have been accounted for as debt discounts. The Company's effective rate for these borrowings, including debt discount, ranged from 14% to 134%. During the three months ended March 31, 1999, amortization of discount amounted to $154,396.

      During the three months ended March 31, 1999, the Company repaid notes of $250,000, and accrued interest of $20,028 by issuance of 621,040 common shares.


Note C - Stockholders' Equity

  [1] As of December 31, 1998, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.

  [2] During the three months ended March 31, 1999, the Company issued 497,140 shares of common stock, both under the Company's stock option plan in the form of options which vested immediately with no exercise price, and unregistered shares restricted under Section 144. Such shares have been valued at the closing bid price at date of grant.


Note D - Commitments and Other Comments

  [1] Lease agreement:

      Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $3,000 and $7,000 during the three months ended March 31, 1999 and February 28, 1998, respectively.

      Included in general and administrative expenses is rent expense for the above and other rentals which totaled
      $16,793 and $7,807 for the three months ended March 31, 1999 and February 28, 1998, respectively.

  [2] Finder's fee agreement:

      On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of March 31, 1999, no amounts were due under this agreement.

SDC INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Financial Statements


  [3] Executive compensation:

      For the three months ended March 31, 1999 and February 28,
      1998, respectively, the Company incurred management fees of $39,000 and $64,000, payable to its Chief Executive
      Officer.

      For the three months ended March 31, 1999 and February 28,
      1998, respectively, the Company incurred management fees of 39,000 and $64,000 to its President.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  The Company has acted as an exclusive distributor of Skoda Diesel engines in North, South and Central America, under an exclusive license from Skoda Diesel, now known as Diesel International, a.s., ("Diesel"). Diesel products are principally piston combustion diesel, gas, and bio-gas engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power and complete energy for a variety of purposes. In April 1997, the Company acquired by merger the Panamanian company representing Tatra, a Czech truck manufacturer with ISO certification, to market and sell Tatra products in South and Central America. In August 1997, the Company became the exclusive North and South American distributor of Metal Kraft, a.s., a Czech manufacturer of metal pallets and containers whose customers include Mercedes Benz, BMW, and Volkswagen, and which, beginning in 1997, offers a line of airfreight cargo containers. In early 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, the Company has not consummated the transaction, and continues its efforts toward the acquisition. TATRA is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the TATRA truck. TATRA has ISO 9001 certification and TATRA trucks meet all EURO II regulations.

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

  During the quarter ending March 31, 1999, Komercni Banka, Czech Republic, took over the process of selling the Tatra shares owned by Skoda Plzen and the bank debts of Tatra. Company management held several meetings with representatives of Komercni Banka and subsequently, made a firm written offer to acquire the shares and debt. However, by the end of the quarter, no answer had been received by the Company. Also during the first quarter, Harbour and Associates and Mr. Dennis Pawley became shareholders and strategic Advisory Board members of the Company. Harbour and Associates, Inc., is a prominent Detroit-based manufacturing and management firm specializing in improving quality, productivity and profitability of car and truck manufacturing plants. Their client list includes BMW, Ford Motor Company, DaimlerChrysler, General Motors Corporation, Fiat, S.P.A., Nissan Motor Corporation, Toyota Motor Corporation and many others.
  Harbour is, also, the publisher of the "Harbour Report", the recognized analysis report of manufacturing in the American automotive industry and which is the industry benchmark for international comparisons and analyses of productivity, capacity utilization and plant profitability. Mr. Dennis K. Pawley, former Executive Vice President of DaimlerChrysler, has 34 years' experience as an executive with General Motors, Mazda and Chrysler. He recently resigned and took early retirement as the Executive Vice President of Manufacturing and Labor Relations at DaimlerChrysler, AG.

  There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

  The Company has devoted substantial of its time and effort to negotiating and arranging strategic alliances with major Czech manufacturers rather than devoting its time to beginning its marketing and sales development. It is felt that the most efficient use of time and resources will be with a proper product mix for entering new markets. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the result of marketing efforts by the Company. The Company records revenue when products are shipped.

  Total expenses for the quarter ending March 31, 1999 were $649,882 and were $826,837 in the quarter ending February 28, 1998. Non-cash expenses as depreciation and amortization and payment for consulting services accounted for more than eighty percent (80 %) of the expenses during the quarter ending March 31, 1999. The Company's net loss of $981,513 for the quarter ending March 31, 1999, includes certain non-cash charges as follows:

          Depreciation and Amortization        $ 12,358
          Issuance of common stock as
            consideration of services           519,390
                                                -------
          TOTAL NON-CASH CHARGES               $531,748


  Accordingly, the Company's cash loss from operations before the above charges amounted to approximately $118,134.

  During the three months ending March 31, 1999, as compared to the three months ending February 28, 1998, operating expenses were approximately $176,955 lower. Management expects operating expenses (non-depreciation and non-amortization), to remain at a substantial level for the near future due to the level of negotiations and expansion discussions taking place presently. Operating expense categories which exceeded $5,000, for the three month period ending March 31, 1999, were; amortization & depreciation $12,358; rents $8,705; management cash compensation & salary $78,000; travel & lodging $9,976; consulting $127,750; legal and accounting $17,148; telephone $11,936; interest $47,564; and financing expenses $22,250. Operating expense categories which exceeded

  $5,000 for the three month period ending February 28, 1998 were: amortization & depreciation $116,837; rents $7,807; management compensation & salary $116,080; travel & lodging $45,902; consulting $19,190; legal and accounting $23,700; and telephone $13,635.

  LIQUIDITY AND CAPITAL RESOURCES

      At the end of March, 1999, the Company's net working capital is ($1,249,943). However, when considering shareholder loans to be long term debt, actual net working capital is positive $178,751. Net cash used for the Company's operating activities for the quarter ending March 31, 1999 amounted to $62,009, whereas the net cash used for operating activities for the quarter ending February 28, 1998 amounted to $372,875. Net cash provided (+) by financing activities in the quarter ending March 31, 1999 was $26,500, compared to $231,86 for the quarter ending February 28, 1998. Therefore, total cash at the end of the quarter ending March 31, 1999 was $6,142 compared to $163,573 at the end of the quarter ending February 28, 1998. During the quarter ending March 31, 1999, total corporate liabilities amounted to $1,582,020. During 1999, shareholders holding debt in the amount of $1,450,000 principle did convert the debt plus accrued interest into 2,123,072 shares of common stock.

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

     Negative cash flows from the Company's pursuit of a joint venture or acquisition are anticipated to continue until the Company has reached agreement, if any can be reached, providing for a joint venture or acquisition and then only if suitable financing of any such joint venture or acquisition is
  received by the Company. The Company acknowledges   that there
  is no assurance that it will be able to obtain capital or financing at the time of any such joint venture or acquisition. In the event the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

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


                        SDC INTERNATIONAL, INC.


                        BY:/s/Ronald A. Adams
                           Ronald A. Adams,Chairman

March 27, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                             March 27, 2000
Ronald A. Adams, Director and Chairman
(Principal Executive Officer and Principal
Financial Officer)