Form 10QSB
period 1999-06-30
SDC INTERNATIONAL INC \DE\
filed 2000-03-29
CIK 1005841

United States
                 Securities and Exchange Commission
                        Washington, D. C. 20549


                             Form 10-QSB

                             (Mark One)
        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES ACT OF 1934

                For the quarterly period ended June 30, 1999

                                 OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number 0-27520


                           SDC International, Inc.
               --------------------------------------------
          (Exact name of registrant as specified in its charter)


                 Delaware                         75-2583767
     ------------------------------          -------------------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification No.)


   251 Royal Palm Way  Suite 301
        Palm Beach, Florida                         33480
   -------------------------------              --------------
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

                         Yes [X]    No [ ]

          APPLICABLE ONLY TO COIRPORATE ISSUERS INVOLVED IN
BANKRUPTCY PROCEEDINGS DURING THE PRESEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                        Yes  [ ]    No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 7,029,589 shares outstanding as of June 30, 1999

              SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX

PART 1   FINANCIAL INFORMATION:

    ITEM 1  CONDOLIDATED BALANCE SHEETS

            Consolidated Balance Sheets (Unaudited) June 30, 1999
            and December 31, 1998                                        F-1

            Consolidated Statements of Operations (Unaudited) for
            the six months ended June 30, 1999 and June 30, 1998         F-2

            Consolidated Statements of Operations (Unaudited) for
            the three months ended June 30, 1999 and June 30, 1998       F-3

            Consolidated Statements of Stockholders' (Deficiency)
            Equity (Unaudited) for the six months ended June 30, 1999    F-4

            Consolidated Statements of Cash Flows (Unaudited) for the
            six months ended June 30, 1999 and June 30, 1998             F-6

            Notes to consolidated Financial Statements                   F-7

    ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                9-11

PART II   OTHER INFORMATION

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets

                                                    June 30,    December 31,
                                                      1999         1998
                                                  -----------   -----------
                                                  (Unaudited)

ASSETS
Current assets:
  Cash                                            $    90,422   $    41,651
  Inventory                                       $   199,049       303,223
  Prepaid expenses                                     15,000        15,000
                                                  -----------   -----------
        Total current assets                          304,471       359,874


Machinery and equipment, net                            9,645        15,251
Cash - restricted                                      80,532        80,532
Agency rights at cost, net of accumulated
amortization of $82,812 and $63,702                    70,091        89,201
Net assets of discontinued subsidiary                  24,924        94,518
Other assets                                           28,894        48,894
                                                  -----------   -----------
                                                  $   518,557   $   688,270
                                                  ===========   ===========

LIABILITIES
Current liabilities:
 Accounts payable and accrued expenses            $    77,542   $    87,900
 Due to related parties, including accrued
 interest of $97,391 and $88,928,net of
 unamortized discount of $0 and $154,396            1,190,699     1,470,262
                                                  -----------   -----------
   Total current liabilities                        1,268,241     1,558,162
                                                  -----------   -----------
Commitments

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 10,000,000
 shares authorized, 7,029,589 and 4,671,917
 shares issued and outstanding, respectively            7,030         4,672
Additional paid-in capital                         12,926,087    10,570,673
Common shares payable                                 290,126        70,875
Accumulated deficit                               (14,013,426)  (11,549,518)
Accumulated foreign currency
 translation adjustment                                40,499        33,406
                                                  -----------   -----------

                                                     (749,684)     (869,892)
                                                  -----------   -----------
                                                  $   518,557   $   688,270
                                                  ===========   ===========



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Operations

                                            Six months          Six months
                                              Ended                Ended
                                             June 30,             June 30,
                                              1999                  1998
                                           -----------          -----------

Sales                                      $   116,986
Cost of sales                                  124,399
                                           -----------
Gross profit                                    (7,413)
                                           -----------
Expenses:
  Selling, general and administrative,
   including $1,360,671 and $698,864
   paid by issuance of stock               $ 1,928,797          $ 1,268,318
  Depreciation and amortization                 24,716              260,442
                                           -----------          -----------
        Total expenses                       1,953,513            1,528,760
                                           -----------          -----------

Loss from operations before
 interest expense                           (1,960,926)          (1,528,760)

 Interest expense including
 amortization of debt discount,net            (426,295)             (20,753)
                                           -----------          -----------
Loss from continuing operations             (2,387,221)          (1,549,513)

     (Loss) income from operations of
        discontinued subsidiary                (76,687)              44,805
                                           -----------          -----------

Net loss                                   $(2,463,908)         $(1,504,708)
                                           ===========          ===========

Net loss per share - Basic and diluted:
     Loss from continuing operations          $(0.40)             $(0.44)
     Loss from operations of
       discontinued subsidiary                 (0.01)               0.01
                                           -----------          -----------
      Net loss                                $(0.41)             $(0.43)
                                           ===========          ===========

Weighted average shares outstanding          5,919,590            3,495,952
                                           ===========          ===========



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Operations

                                          Three months         Three months
                                             Ended                Ended
                                            June 30,             June 30,
                                              1999                 1998
                                          -----------          -----------

Sales                                     $   116,986
Cost of sales                                 124,399
                                          -----------
Gross profit                                   (7,413)
                                          -----------
Expenses:
  Selling, general and administrative,
   including $863,531 and $231,150
   paid by issuance of stock              $ 1,136,877          $   441,328
  Depreciation and amortization                12,358              135,010
                                          -----------          -----------
        Total expenses                      1,149,235              576,338
                                          -----------          -----------

Loss from operations before
 interest expense                          (1,156,648)            (576,338)

     Interest expense including
      amortization of debt discount,net      (288,761)             (15,163)
                                          -----------          -----------

Loss from continuing operations            (1,445,409)            (591,501)

     (Loss) income from operations
       of discontinued subsidiary             (36,986)             (50,793)
                                          -----------          -----------

Net loss                                  $(1,482,395)         $  (642,294)
                                          ===========          ===========
Net loss per share - Basic and diluted:
     Loss from continuing operations        $(0.21)               $(0.16)
     Loss from operations of
      discontinued subsidiary                (0.01)                (0.01)
                                          -----------          -----------
     Net loss                               $(0.22)               $(0.17)
                                          ===========          ===========

Weighted average shares outstanding         6,753,344            3,632,980
                                          ===========          ===========




See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Stockholders' (Deficiency) Equity



                                                                                                   Accumulated
                                    Common Stock                                                     Foreign
                                 -----------------     Additional      Common                       Currency
                                               Par     Paid-in         Shares    Accumulated       Translation
                                 Shares       Value    Capital        Payable      Deficit         Adjustment     Totals
                                ----------   -------  ------------    --------   --------------   -------------  ---------

Balance - December 31, 1998     $4,671,917   $ 4,672  $ 10,570,673    $ 70,875   $ (11,549,518)   $   33,406     $ (869,892)
Issuance of common stock in
   connection with private
   placement memorandum             25,000        25        49,975                                                   50,000
Issuance of common stock in
   connection with loan
   agreements                       49,000        49       106,576                                                  106,625
Issuance of common stock to
   consultants and employees
   for services                    852,660       853     1,386,693                                                1,387,546
Issuance of common stock in
   repayment of short-term
   loan                          1,431,012     1,431       812,170                                                  813,601
Shares to be issued for loan
   extension (108,000)                                                 219,251                                      219,251
Comprehensive loss:
   Foreign currency translation
     adjustment                                                                                        7,093          7,093
   Net loss for the period                                                          (2,463,908)                  (2,463,908)
                                                                                                                 ----------
   Total comprehensive loss                                                                                      (2,456,815)
                                ----------   -------  ------------    --------   -------------    ----------     ----------
Balance   June 30, 1999          7,029,589   $ 7,030  $ 12,926,087    $290,126   $ (14,013,426)   $   40,499     $ (749,684)
                                ==========   =======  ============    ========   =============    ==========     ==========



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows

                                                  Six months      Six months
                                                     Ended          Ended
                                                    June 30,       June 30,
                                                      1999           1998
                                                  -----------     -----------

Cash flows from operating activities:
    Net loss                                       $(2,463,909)    $(1,504,708)
    Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                    24,716         260,500
       Amortization of debt discount                   154,396           8,750
       Amortization of excess of value of net
         assets acquired over cost of Acquisition      (12,630)        (28,000)
       Expenses paid by issuance of stock            1,713,422         698,864
       Loss from operations of discontinued
         subsidiary                                     89,317         (44,806)
       Changes in:
        Inventory                                      104,174         (74,026)
        Security deposits                               20,000
        Prepaid expenses                                                  (759)
        Other current assets                                            24,039
        Accounts payable and accrued expenses          (10,358)         27,241
        Accrued interest                                72,064
                                                    ----------      ----------
          Net cash used in operating activities       (308,807)       (632,905)
                                                    ----------      ----------

Cash flows from investing activities:
     Purchase of machinery and equipment                                (9,657)
                                                                    ----------
          Net cash used by investing activities                         (9,657)
                                                                    ----------
Cash flows from financing activities:
     Advances (repayment of advances) from
       officer, net                                     (7,422)         49,800
     Loans from related parties, net                   315,000         271,428
     Proceeds from sale of stock                        50,000         253,500
                                                    ----------      ----------
          Net cash provided by financing
            activities                                 357,578         574,728
                                                    ----------      ----------
  Net (decrease) increase in cash                       48,771         (67,834)
Cash, beginning of period                               41,651         104,997
                                                    ----------      ----------
Cash, end of period                                 $   90,422      $   37,163
                                                    ==========      ==========
Supplemental cash flow disclosure:
     Cash paid for:
       Interest                                     $   19,581      $    1,321
       Income taxes                                                 $    3,681

Supplemental disclosure of noncash investing
  and financing activities:
    Issuance of common stock for in connection
     with stockholder loans                                         $  29,925
    Issuance of common stock in payment of loan
     payable to stockholder                         $   813,601      $  35,000




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

  During the year ended August 31, 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products. During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. In December 1999, the Company's Board of Directors adopted a plan to dispose of the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements. During the period ended June 30, 1999, the Company has been attempting to acquire entities in the Czech Republic and has been incurring expenses in connection therewith.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


  Note B - Due to Related Parties

  [1] Line-of-credit:

      During June 1998, the Company obtained an unsecured $500,000 line of credit from a stockholder with an interest rate of 14% per annum. Principal and interest were payable on December 8, 1998. The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may be converted into common stock at $1.00 per share. By agreement with the stockholder, the due date was extended to December 31, 1999. As of June 30, 1999, outstanding borrowings under the line of credit amounted to $500,000 and accrued interest amounted to $46,441. As consideration for the extension of the line of credit, the Company agreed to issue 54,000 shares of common stock quarterly, until paid. The value of the shares to be issued at June 30, 1999 (162,000) amounted to $290,126 and has been recorded as common shares payable on the accompanying balance sheet.

  [2] Loans from stockholders:

      During October 1997, from June 1998 through September 1998, and during the six months ended June 30,1 999, the Company borrowed $100,000, $1,186,500 and $350,000, respectively, from stockholders under notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. Interest accrued on these notes at June 30, 1999 amounted to $70,023. During the period subsequent to June 30, 1999, holders of notes with outstanding principal balances of $750,000 converted their notes, together with accrued interest, into 823,994 shares of common stock.

SDC INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Financial Statements

  Note B - Due to Related Parties (Continued)

      In connection with these borrowings, during the year ended December 31, 1998 and the four months ended December 31, 1997, the Company issued to the stockholders 228,033 and 15,000 shares of common stock valued at $474,140 and $26,250, respectively. In addition, several notes had a beneficial conversion feature whereby the principal and accrued interest could be converted to common stock at less than the prevailing market price. Such amounts have been accounted for as debt discounts. The Company's effective rate for these borrowings, including debt discount, ranged from 14% to 134%. During the six months ended June 30, 1999, amortization of discount amounted to $134,756.

      During the six months ended June 30, 1999, the Company repaid notes of $250,000, and accrued interest of $63,601 by issuance of 1,431,012 common shares.


  Note C - Stockholders' Equity

  [1] As of December 31, 1998, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.

  [2] During the six months ended June 30, 1999, the Company issued 852,660 shares of common stock, both under the Company's stock option plan in the form of options which vested immediately with no exercise price, and unregistered shares restricted under Section 144. Such shares have been valued at the closing bid price at date of grant.


  Note D - Commitments and Other Comments

  [1] Lease agreement:

      Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $3,000 and $7,000 during the six months ended June 30, 1999 and June 30, 1998, respectively.

      Included in general and administrative expenses is rent expense for the above and other rentals which totaled
      $16,793 and $7,807 for the six months ended June 30, 1999 and June 30, 1998, respectively.

  [2] Finder's fee agreement:

      On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of June 30, 1999, no amounts were due under this agreement.

  [3] Executive compensation:

      For the six months ended June 30, 1999 and June 30, 1998, respectively, the Company incurred management fees of $39,000 and $64,000, payable to its Chief Executive
      Officer.


      For the six months ended June 30, 1999 and June 30, 1998, respectively, the Company incurred management fees of 39,000 and $64,000 to its President.

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

  During the quarter ending June 30, 1999, the Company, with its investment bankers, Nutmeg Securities, met with Komercni Banka relative to the Company's offer to purchase the shares and debt of Tatra offered by Komercni Banka. Meetings were also held with other smaller creditor banks of Tatra. However, the mandate issued to Komercni Banka by Tatra owner Skoda Plzen was canceled after Komercni Banka failed to accept and finalize negotiations with a strategic acquirer for Tatra.

  During the quarter ending June 30, 1999, the Company elected Richard A. Eisner & Company, New York City, as its auditor. Due to the fact that members of the Company's former auditing firm, Scarano & Tomaro, had joined with Eisner company, and due to the fact that the Company needed a larger and more internationally qualified auditing firm, the change was made despite the fact that the audits required for SEC filing would most likely be delayed.

  During the quarter ending June 30, 1999, management began evaluating its Bolivian subsidiary which was not progressing as well as planned. The basic reason the Company acquired the Bolivian operation was to establish an entity for the sale of used Tatra trucks, a procedure which would be necessary in order to arrange a leasing program for new Tatra trucks, assuming the acquisition of Tatra by the Company would be completed. At the time of the acquisition, the economy of neighboring country Brazil, was very positive. However, shortly after the acquisition, the economy of Brazil deteriorated and, therefore, caused economic hardship for Bolivia, as Bolivia had always been very dependent upon the economic benefits of a positive Brazilian economy. Because the Tatra acquisition has not been concluded, because of the Brazil economic deterioration, and because the performance of the subsidiary without the Tatra program was still in a loss situation, management determined that plans to either dispose of the subsidiary or reorganize the operations would be necessary by year end, assuming the Tatra acquisition was not completed by year end.

  During the quarter ending June 30, 1999, General
  Alexander M. Haig, Jr., and Mr. Richard Donnelly became shareholders and strategic Advisory Board members of the Company. General Haig is a former Secretary of State, former White House Chief of Staff, and the former Allied Supreme Commander of NATO, which the Czech Republic recently joined. He will be involved primarily in the area of marketing of foreign government sales of Czech-manufactured Tatra trucks after completion of SDC's planned acquisition of Tatra, a.s. Mr. Richard Donnelly, who recently retired as President of General Motors Europe, has joined SDC International's management team. Donnelly had responsibility for GM's vehicle business in Europe with annual revenues of $25 billion, 80,000 employees producing in 11 countries and selling 1.9 million vehicles annually in 42 countries throughout Western, Central and Eastern Europe. He was Chairman of GM's European Strategy Board and has been a Director of Saab (Sweden), Isuzu (Japan) and of ACEA, the European automobile manufacturers association headquartered in Brussels.

  There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

  The Company has devoted substantial of its time and effort toward the acquisition of Tatra, a.s. and the development of strategic alliances rather than devoting its time to beginning its marketing and sales development. It is felt that the most efficient use of time and resources will be with a proper product mix for entering new markets. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the result of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ending June 30, 1999, the Company shipped $116,986.

  Operating expenses for the quarter ending June 30, 1999, were more than in the quarter ending June 30, 1998, due primarily to the expansion of management, development of additional product lines needed in order to enhance future growth and revenues of the Company, and the continuing negotiations for major strategic alliances which oftentimes include paid processional advisors such as attorneys and accountants. Expense categories such as legal, accounting, travel, and costs and expenses for securities matters increased due to the planned acquisition of new product lines, and due to the extensive discussions and negotiations in the Czech Republic regarding future strategic alliances and the possible acquisition of Tatra a.s.

  Total expenses for the quarter ending June 30 were $1,149,235 in 1999 and $576,338 in 1998. Non-cash expenses such as depreciation and amortization and payment for consulting services accounted for more than seventy-five percent (75%) of the expenses during the quarter ending June 30, 1999. During the quarter ending June 30, 1999, expenses increased due to the increased activity level of corporate and product acquisition plans and related activities. The Company's net loss of $1,482,395 for the quarter ending June 30, 1999, includes certain non-cash charges as follows:

          Depreciation and Amortization        $   12,358
          Issuance of common stock as
            consideration of services             863,531
                                               ----------
          TOTAL NON-CASH CHARGES               $  875,889

  Accordingly, the Company's cash loss before the above charges amounted to approximately $606,506, which includes accrued interest and amortization (non-cash) of debt discount of $288,761.

  During the three months ending June 30, 1999, as compared to the three months ending June 30, 1998, operating expenses were approximately $572,897 higher. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently. Operating expense categories which exceeded $5,000, for the three month period ending June 30, 1999, were; amortization & depreciation $12,358; rents $11,598; management compensation
  & salary $78,000; travel & lodging $37,364; consulting (stock) $893,531; legal and accounting $62,369; telephone $10,042;
  interest $27,300; securities related expenses $5,625;
  automobile $5,777; sales commissions $10,688; and capital funding expenses $25,000. Operating expense categories which exceeded $5,000 for the three month period ending June 30,1998 were:

  amortization & depreciation $135,010; rents $20,567; management compensation & salary $43,000; travel & lodging $16,504; consulting $13,441, legal and accounting $21,461; office supplies $7,706;
  wages $40,687; and telephone   $11,777.


  LIQUIDITY AND CAPITAL RESOURCES

  At the end of June, 1999, the Company's net working capital is ($963,770). However, when considering shareholder loans to be long term debt, the actual net working capital is positive $226,929. Net cash used for the Company's operating activities for the six months ending June 30, 1999 amounted to $308,807, whereas the net cash used for operating activities for the six months ending June 30, 1998 amounted to $632,905. Net cash provided (+) by financing activities in the six months ending June 30, 1999 was $357,578, compared to $574,728 for the six months ending June 30, 1998. Therefore, total cash at the end of the quarter ending June 30, 1999 was $90,422 compared to $37,163 at the end of the quarter ending June 30, 1998.

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

       See attached Current Report on Form 8-K dated May 31, 1999.

                              SIGNATURES

  In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                   SDC INTERNATIONAL, INC.

                                   BY:/s/Ronald A. Adams
                                      Ronald A. Adams, Chairman

  March 27, 2000


  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /s/Ronald A. Adams                            March 27, 2000
  Ronald A. Adams, Director and Chairman
  (Principal Executive Officer and Principal
  Financial Officer)