Form 10QSB
period 1999-09-30
SDC INTERNATIONAL INC \DE\
filed 2000-03-29
CIK 1005841

United States
                  Securities and Exchange Commission
                       Washington, D. C. 20549


                              Form 10-QSB

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES ACT OF 1934

          For the quarterly period ended September 30, 1999

                                OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission File Number 0-27520


                       SDC International, Inc.
      (Exact name of registrant as specified in its charter)


           Delaware                                   75-2583767
-------------------------------                   -------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)


    251 Royal Palm Way, Suite 301
       Palm Beach, Florida                               33480
---------------------------------------               ----------
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

                       Yes  [ ]    No  [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 7,481,879 shares outstanding as of September 30, 1999.

               SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX



PART 1 - FINANCIAL INFORMATION:

ITEM 1 - CONDOLIDATED BALANCE SHEETS

Consolidated Balance Sheets (Unaudited) September 30, 1999
and December 31, 1998                                                 F-1

Consolidated Statements of Operations (Unaudited) for
the nine months ended September 30, 1999 and
September 30, 1998                                                    F-2

Consolidated Statement of Operations (Unaudited) for
The three months ended September 30, 1999 and
September 30, 1998		                                        				      F-3

Consolidated Statements of Stockholders' (Deficiency)
Equity (Unaudited) for the nine months ended
September 30, 1999                                                    F-4

Consolidated Statements of Cash Flows (Unaudited) for the
nine months ended September 30, 1999 and
September 30, 1998                                                    F-5

Notes to Consolidated Financial Statements                          F-6 - F-7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8-10

PART II - OTHER INFORMATION

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheets


                                                  September 30,    December 31,
                                                      1999             1998
                                                  -------------    ------------
                                                   (Unaudited)
ASSETS
Current assets:
  Cash                                             $    119,175     $     41,651
  Inventory                                        $    141,443          303,223
  Prepaid expenses                                       15,000           15,000
                                                   ------------     ------------
     Total current assets                               275,618          359,874

Machinery and equipment, net                              6,842           15,251
Cash - restricted                                        80,532           80,532
Agency rights at cost, net of accumulated
  amortization of $92,367 and $63,702                    60,536           89,201
Net assets of discontinued subsidiary                    32,386           94,518
Other assets                                             28,894           48,894
                                                   ------------     ------------
                                                   $    484,808     $    688,270
                                                   ============     ============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses            $     67,542     $     87,900
  Due to related parties,
    including accrued interest of
    $103,222 and $88,928, net of
    unamortized discount of $0 and $154,396           1,101,530        1,470,262
                                                   ------------     ------------
     Total current liabilities                        1,169,072        1,558,162
                                                   ------------     ------------

Commitments

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 10,000,000
  shares authorized, 7,481,879 and 4,671,917
  shares issued and outstanding, respectively             7,482            4,672
Additional paid-in capital                           13,703,341       10,570,673
Common shares payable                                   421,508           70,875
Accumulated deficit                                 (14,868,598)     (11,549,518)
Accumulated foreign currency
  translation adjustment                                 52,003           33,406
                                                   ------------     ------------
                                                       (684,264)        (869,892)
                                                   ------------     ------------

                                                   $    484,808     $    688,270
                                                   ============     ============




See Notes to Financial Statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Operations


                                            Nine months         Nine months
                                               Ended              Ended
                                            September 30,      September 30,
                                                1999               1998
                                            -------------      -------------

Sales                                        $   169,472
Cost of sales                                    182,004
                                             -----------
Gross profit                                     (12,532)
                                             -----------
Expenses:
  Selling, general and administrative,
    including $1,773,171 and $1,080,521
    paid by issuance of stock                $ 2,570,032       $ 2,253,470
  Depreciation and amortization                   37,074           436,167
                                             -----------       -----------
    Total expenses                             2,607,106         2,689,637
                                             -----------       -----------

Loss from operations before interest
  expense                                     (2,619,638)       (2,689,637)

  Interest expense including amortization
    of debt discount, net                       (578,714)         (153,417)
                                             -----------       -----------
Loss from continuing operations               (3,198,352)       (2,843,054)

  (Loss) income from operations of
     discontinued subsidiary                    (120,729)          (13,027)
                                             -----------       -----------
Net loss                                     $(3,319,081)      $(2,856,081)
                                             ===========       ===========
Net loss per share - Basic and diluted:
  Loss from continuing operations               $(0.50)           $(0.80)
  Loss from operations of discontinued
    subsidiary                                   (0.02)              Nil
                                                ------            ------
  Net loss                                      $(0.52)           $(0.80)
                                                ======            ======

Weighted average shares outstanding            6,316,893         3,565,517
                                               =========         =========



See Notes to Financial Statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Operations

                                               Three months        Three months
                                                  Ended                Ended
                                               September 30,      September 30,
                                                  1999                  1998
                                               -------------      -------------

Sales                                          $      52,486
Cost of sales                                         57,605
                                               -------------
Gross profit                                          (5,119)
                                               -------------
Expenses:
  Selling, general and administrative,
    including $412,500 and $381,657
    paid by issuance of stoc                    $    641,235      $     985,152
  Depreciation and amortization                       12,358            175,725
                                                ------------      -------------
    Total expenses                                   653,593          1,160,877
                                                ------------      -------------

Loss from operations before interest expense        (658,712)        (1,160,877)

  Interest expense including amortization
    of debt discount                                (152,419)          (132,664)
                                                ------------      -------------

Loss from continuing operations                     (811,131)       (1,293,541)

  (Loss) income from operations of
    discontinued subsidiary                          (44,042           (57,832)
                                                ------------      -------------

Net loss                                        $   (855,173)     $ (1,351,373)
                                                ============      ============
Net loss per share - Basic and diluted:
  Loss from continuing operations                  $(0.11)             $(0.32)
  Loss from operations of discontinued
    subsidiary                                      (0.01)              (0.01)
                                                   ------              ------
  Net loss                                         $(0.12)             $(0.33)
                                                   ======              ======

Weighted average shares outstanding              7,201,497           4,047,286
                                                 =========           =========



See Notes to Financial Statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' (Deficiency) Equity

                                                                                                 Foreign
                                    Common Stock       Additional    Common                      Currency
                                               Par       Paid-in     Shares      Accumulated    Translation
                                  Shares      Value      Capital     Payable     Deficit        Adjustment        Totals
                                 ---------  ---------  -----------   ----------  ------------   -----------   ------------

Balance - December 31, 1998      4,671,917  $   4,672   $10,570,673      70,875  $(11,549,518)    $  33,406   $   (869,892)
Issuance of common stock in
  connection with private
  placement memorandum              25,000         25        49,975                                                 50,000
Issuance of common stock in
  connection with loan
  agreements                        49,000         49       106,576                                                106,625
Issuance of common stock to
  consultants and employees
  for services                   1,052,660      1,053     1,798,993                                              1,800,046
Issuance of common stock in
  repayment of short-term loan   1,683,302      1,683     1,177,124                                              1,178,807
Shares to be issued for loan
  extension (162,000)                                                   350,633                                    350,633
Comprehensive loss:
  Foreign currency translation
    Adjustment                                                                                       18,597         18,597
  Net loss for the period                                                          (3,319,081)                  (3,319,081)
  Total comprehensive loss                                                                                      (3,300,484)
                                 ---------  ---------  -----------   ----------  ------------   -----------   ------------
Balance - September 30, 1999     7,481,879  $   7,482  $13,703,341   $  421,508  $(14,868,598)  $    52,003   $   (684,264)
                                 =========  =========  ===========   ==========  ============   ===========   ============




See Notes to Financial Statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows


                                            Nine months         Nine months
                                               Ended              Ended
                                            September 30,      September 30,
                                                1999               1998
                                            -------------      -------------

Cash flows from operating activities:
  Net loss                                   $ (3,319,081)     $  (2,856,081)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                  37,074            436,167
    Amortization of debt discount                 261,021              8,750
    Amortization of excess of value
      of net assets acquired over cost
      of Acquisition                             (18,945)            (42,000)
    Expenses paid by issuance of stock          2,150,679          1,208,563
    Loss from operations of discontinued
      subsidiary                                  139,674             55,027
    Changes in:
      Inventory                                   161,780
      Security deposits                            20,000
      Prepaid expenses
      Other current assets, net                                      205,326

      Accounts payable and accrued
        expenses                                  (20,358)            67,596
      Accrued interest                             93,101
                                               ----------        -----------
         Net cash used in operating
           activities                            (495,055)        (1,583,388)
                                               -----------       -----------
Cash flows from investing activities:
  Purchase of machinery and equipment                                (14,151)
  Investment in, and advances to,
    discontinued subsidiary                        (40,000)
                                               -----------       -----------
         Net cash (used in) provided by
           investing activities                    (40,000)          (14,151)
                                               -----------       -----------
Cash flows from financing activities:
  Advances (repayment of advances)
    from officer, net                               21,543             5,604
  Loans from related parties, net                  541,036         1,409,996
  Proceeds from sale of stock                       50,000           253,500
  Costs associated with sale of
    stock                                                            (32,955)
                                               -----------       -----------
         Net cash provided by financing
           activities                              612,579         1,636,145
                                               -----------       -----------
Net (decrease) increase in cash                     77,524            38,606
Cash, beginning of period                           41,651           104,997
                                               -----------       -----------
Cash, end of period                            $   119,175       $   143,603
                                               ===========       ===========
Supplemental cash flow disclosure:
  Cash paid for:
    Interest                                                     $    19,581

Supplemental disclosure of noncash
  investing and financing activities:
    Issuance of common stock for in
      connection with stockholder loans                          $    29,925
    Issuance of common stock in
      payment of loan from stockholder         $ 1,178,807       $    35,000





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

During the year ended August 31, 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products. During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. In December 1999, the Company's Board of Directors adopted a plan to dispose of the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements. During the period ended September 30, 1999, the Company has been attempting to acquire entities in the Czech Republic and has been incurring expenses in connection therewith.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the nine months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1998, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


NOTE B - DUE TO RELATED PARTIES

[1]	Line-of-credit:

During June 1998, the Company obtained an unsecured $500,000 line of credit from a stockholder with an interest rate of 14% per annum. Principal and interest were payable on December 8, 1998. The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may be converted into common stock at $1.00 per share. By agreement with the stockholder, the due date was extended to December 31, 1999. As of September 30, 1999, outstanding borrowings under the line of credit amounted to $500,000 and accrued interest amounted to $46,441. As consideration for the extension of the line of credit, the Company agreed to issue 54,000 shares of common stock quarterly, until paid. The value of the shares to be issued at September 30, 1999 (216,000) amounted to $421,508 and has been recorded as common shares payable on the accompanying balance sheet.

[2]	Loans from stockholders:

During October 1997, from June 1998 through September 1998, and during the nine months ended September 30,1 999, the Company borrowed $100,000, $1,186,500 and $600,000, respectively, from stockholders under notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. Interest accrued on these notes at September 30, 1999 amounted to $70,023. During the period subsequent to September 30, 1999, holders of notes with outstanding principal balances of $500,000 converted their notes, together with accrued interest, into 700,110 shares of common stock.

SDC INTERNATIONAL, INC. AND SUBSIDIARY
Notes to Financial Statements


NOTE B - DUE TO RELATED PARTIES (CONTINUED)

In connection with these borrowings, during the year ended
December 31, 1998 and the four months ended December 31, 1997, the Company issued to the stockholders 228,033 and 15,000 shares of common stock valued at $474,140 and $26,250, respectively. In addition, several notes had a beneficial conversion feature whereby the principal and accrued interest could be converted to common stock at less than the prevailing market price. Such amounts have been accounted for as debt discounts. The Company's effective rate for these borrowings, including debt discount, ranged from 14% to 134%. During the nine months ended September 30, 1999, amortization of discount amounted to $134,756.

During the nine months ended September 30, 1999, the Company repaid notes of $1,100,000, and accrued interest of $78,807 by issuance of 1,683,302 common shares.


NOTE C - STOCKHOLDERS' EQUITY

[1] As of December 31, 1998, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.

[2] During the nine months ended September 30, 1999, the Company issued 1,052,660 shares of common stock, both under the Company's stock option plan in the form of options which vested immediately with no exercise price, and unregistered shares restricted under
     Section 144. Such shares have been valued at the closing bid price at date of grant.


NOTE D - COMMITMENTS AND OTHER COMMENTS

[1]	Lease agreement:

Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $3,000 and $7,000 during the nine months ended September 30, 1999 and September 30, 1998, respectively.

Included in general and administrative expenses is rent expense for the above and other rentals which totaled $16,793 and $7,807 for the nine months ended September 30, 1999 and September 30, 1998, respectively.

[2]	Finder's fee agreement:

On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of September 30, 1999, no amounts were due under this agreement.

[3]	Executive compensation:

For the nine months ended September 30, 1999 and September 30,
1998, respectively, the Company incurred management fees of $39,000 and $64,000, payable to its Chief Executive Officer.


For the nine months ended September 30, 1999 and September 30,
1998, respectively, the Company incurred management fees of 39,000 and $64,000 to its President.

Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SDC International, Inc., (hereinafter referred to as the "Company") is a Delaware corporation formed in June, 1994 to market, sell, and finance Eastern and Central European industrial products such as diesel generators, co-generation equipment, electric metering systems, on/off-road trucks, tractors, and transport equipment such as buses, trolleys, trams, and airfreight containers. Because of a lack of working capital condition within the manufacturers of such equipment, the products could not be delivered in an acceptable time period to the customers of the Company. Therefore, in 1998, the Company redirected its efforts toward acquiring certain manufacturers of the products, provided that the quality and global market potential was deemed significant by the Company. Presently, the Company works to establish relationships of joint venture or as an acquirer of such manufacturing companies.

The Company has acted as an exclusive distributor of Skoda Diesel engines in North, South and Central America, under an exclusive license from Skoda Diesel, now known as Diesel International, a.s., ("Diesel"). Diesel products are principally piston combustion diesel, gas, and bio-gas engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power and complete energy for a variety of purposes. In April 1997, the Company acquired by merger the Panamanian company representing Tatra, a Czech truck manufacturer with ISO certification, to market and sell Tatra products in South and Central America. In August 1997, the Company became the exclusive North and South American distributor of Metal Kraft, a.s., a Czech manufacturer of metal pallets and containers whose customers include Mercedes Benz, BMW, and Volkswagen, and which offers a line of airfreight cargo containers. In early 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, due to changes within the organization of the seller of Tatra, which were beyond the control of the Company, the transaction has not been consummated, and the Company continues its efforts toward the Tatra acquisition. Tatra is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the Tatra truck. Tatra has ISO 9001 certification and Tatra trucks meet all Euro II regulations.

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

During the quarter ending September 30, 1999, the mandate issued to Komercni Banka by Tatra owner Skoda Plzen was canceled after Komercni Banka failed to conclude the sale of Tatra shares and debt to a strategic partner for Tatra. The Company was informed that the government of the Czech Republic, through its state-owned Konsolidacni Banka, would assume the responsibility for selling of Tatra's shares and bank debts. The Company was informed that Konsolidacni Banka would offer for sale approximately 60% of the outstanding shares of Tatra along with all outstanding bank debt of Tatra, which amounted to approximately US$120,000,000. The Company, represented by Chairman Ronald Adams, President Milota Srkal, and strategic Board Advisor General Haig, met in Prague, Czech Republic, with Prime Minister Milos Zeman, Deputy Minster of Finance Mladek, Deputy Minister of Foreign Affairs Hynek Kmonicek, Minister of Defense Jan Vetchy, and Chairman of Konsolidacni Banka Ziegler. During the meetings, the Company discussed its plans for Tatra and expressed its determination to acquire the shares and debts of Tatra as were to be offered by Konsolidacni Banka.

During the quarter ending September 30, 1999, the Company executed an agreement providing for the Company's acquisition of a majority of shares of Czech aircraft manufacturer, Moravan, a.s. The agreement, providing for the issuance of additional shares of Moravan equal to fifty-five percent of the subsequent outstanding shares, was approved by the Company's board and by the shareholders of Moravan, a.s. Under Czech law, such an increase of shares must be registered by the Commercial Court to be effective, a process which can take an extended period of time and towards which any third parties may object. There were objections and there has been no registration in the Commercial Court. The Company has begun negotiations with the largest creditor of Moravan to purchase the bank debt of Moravan on discounted terms. Until such time that the objections are settled and the Commercial Court registers the new shares, there is no closing of the acquisition. The Company has no funds or capital at risk until and unless such a closing occurs.

Subsequent to the close of the third quarter ending September 30, 1999, the Czech government-owned Konsolidacni Bank has taken over ownership of and the process of disposing of Tatra. They are offering approximately 60% of Tatra's outstanding shares along with all of its bank debt, i.e., about USD120million of debt. Management believes that the process will be transparent and professionally handled, and that the Company has a reasonable chance of acquiring the Tatra shares and selected debts.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted substantial of its time and effort to negotiating the acquisition of Tatra,a. s., and arranging strategic alliances related for Tatra rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the result of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ending September 30, 1999, the Company shipped $52,486.

     Operating expenses for the quarter ending September 30, 1999, were $507,284 less than in the quarter ending September 30, 1998. Total expenses for the quarter ending September 30 were $653,593 in 1999 and $1,160,877 in 1998. Non-cash expenses as depreciation and amortization and payment for consulting services accounted for more than sixty-four percent (64%) of the expenses during the quarter ending September 30, 1999. The Company's net loss of $855,173 for the quarter ending September 30, 1999, includes certain non-cash charges as follows:

        Depreciation and Amortization        $  12,358
        Issuance of common stock as
          consideration of services            412,500
                                             ---------
        TOTAL NON-CASH CHARGES               $ 424,858


Accordingly, the Company's cash loss before the above charges amounted to approximately $430,315, which includes almost $200,000 of expenses due to interest and amortization of debt discount (non-cash) and discontinued operations.

During the three months ending September 30, 1999, as compared to the three months ending September 30, 1998, operating expenses were approximately $507,284 lower. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently. Operating expense categories which exceeded $5,000, for the three month period ending September 30, 1999, were; amortization & depreciation $12,358; rents $10,459; management compensation & salary $78,779; travel & lodging $36,932; consulting $460,000; legal and accounting $24,647; telephone $11,375; interest $21,037; automobile $8,318; and financial consulting $45,000.

LIQUIDITY AND CAPITAL RESOURCES

At the end of September, 1999, the Company's net working capital is ($899,454). However, when considering shareholder loans to be long term debt, the actual net working capital is positive $208,076. Net cash used for the Company's operating activities for the nine months ending September 30, 1999 amounted to $495,055, whereas the net cash used for operating activities for the nine months ending September 30, 1998 amounted to $1,583,388. Net cash provided (+) by financing activities in the nine months ending September 30, 1999 was $612,579 compared to $1,636,145 for the quarter ending September 30, 1998. Therefore, total cash at the end of the quarter ending September 30, 1999 was $119,175 compared to $143,603 at the end of the quarter ending September 30, 1998.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring possible sources of additional capital and is reviewing possible methods to obtain such additional capital, as needed. There is no assurance that such financing or capital will be available at the time when such capital may be needed.

Negative cash flows from the Company's pursuit of a joint venture or acquisition are anticipated to continue until the Company has reached agreement, if any can be reached, providing for a joint venture or acquisition and then only if suitable financing of any such joint venture or acquisition is received by the Company. The Company
acknowledges   that there is no assurance that it will be able to obtain
suitable capital or financing at the time of any such joint venture or acquisition. In the event the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

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