Form 10KSB
period 1999-12-31
SDC INTERNATIONAL INC \DE\
filed 2000-08-02
CIK 1005841

U. S. Securities and Exchange Commission
                     Washington, D. C. 20549


                           Form 10-KSB

                            (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES ACT OF 1934

              For the year ended December 31, 1999

                              OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number 0-27520


                    SDC International, Inc.
     (Exact name of registrant as specified in its charter)


           Delaware                                 75-2583767
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                  Identification No.)


 251 Royal Palm Way     Suite 301
      Palm Beach, Florida                             33480
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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock on December 31, 1999 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $9,011,404 based upon the average bid and asked prices for such Common Stock on said date ($1.69), as reported by a market maker. On such date, there were 7,745,004 shares of the Registrant's Common Stock outstanding.

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

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

The Company has acted as an exclusive distributor of Skoda Diesel engines in North, South and Central America, under an exclusive license from Skoda Diesel, now known as Diesel International, a.s., ("Diesel"). Diesel products are principally piston combustion diesel, gas, and bio-gas engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power and complete energy for a variety of purposes. In April 1997, the Company acquired by merger the Panamanian company representing Tatra, a Czech truck manufacturer with ISO certification, to market and sell Tatra products in South and Central America. In August 1997, the Company became the exclusive North and South American distributor of Metal Kraft, a.s., a Czech manufacturer of metal pallets and containers whose customers include Mercedes Benz, BMW, and Volkswagen, and which, beginning in 1997, offers a line of airfreight cargo containers. During the final quarter of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary and determined that a reorganization or disposal of the subsidiary should be planned by the Company. The sale of Skobol was completed in June 2000. In early 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, the Company has not consummated the Tatra transaction, and continues its efforts toward the acquisition.

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

During September, 1999, the mandate issued to Komercni Banka by Tatra owner Skoda Plzen was canceled after Komercni Banka failed to conclude the sale of Tatra shares and debt to a strategic partner for Tatra. The Company was informed that the government of the Czech Republic, through its state-owned Konsolidacni Banka, would assume the responsibility for selling of Tatra's shares and bank debts. During the last quarter of 1999, the Czech government-owned Konsolidacni Bank took over ownership of and the process of disposing of Tatra. In early 2000, Konsolidacni Banka engaged the Czech Revitalization Agency, a subsidiary of the Konsolidacni Banka, to perform the process of selling Tatra. A Confidential Memorandum was sent to the Company regarding the proposed sale, and discussions ensued in mid-2000. Management believes that the process is being conducted transparently and professionally, and that the Company has a reasonable chance of acquiring ownership of Tatra.

The Company, represented by Chairman Ronald Adams, President Milota Srkal, and strategic Board Advisor General Haig, met in Prague, Czech Republic, with Prime Minister Milos Zeman, Deputy Minster of Finance Mladek, Deputy Minister of Foreign Affairs Hynek Kmonicek, Minister of Defense Jan Vetchy, and Chairman of Konsolidacni Banka Ziegler. During the meetings, the Company discussed its plans for Tatra and expressed its determination to acquire the ownership of Tatra as is being offered by Konsolidacni Banka and the Revitalization Agency.

In August, 1999, the Company executed an agreement providing for the Company's acquisition of a majority of shares of Czech aircraft manufacturer, Moravan, a.s. The agreement, providing for the issuance of additional shares of Moravan equal to fifty-five percent of the subsequent outstanding shares, was approved by the Company's board and by the shareholders of Moravan, a.s. Under Czech law, such an increase of shares must be registered by the Commercial Court to be effective, a process which can take an extended period of time and towards which any third parties may object. There were objections and there has been no registration in the Commercial Court. The Company has begun negotiations with the largest creditor of Moravan to purchase the bank debt of Moravan on discounted terms. Until such time that the objections are settled and the Commercial Court registers the new shares, there is no closing of the acquisition. The Company has no funds or capital at risk until and unless such a closing occurs.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.


Diesel International, a.s. (formerly "Skoda Diesel")
----------------------------------------------------

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


Tatra, a.s.
-----------

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

The Tatra factory has been struggling with a lack of operating capital for several years and is burdened with bank credits of more than US$120,000,000. Tatra revenues in 1999 were approximately US$172,336,000 compared to US$240,000,000 in 1998. Tatra reported a loss of approximately US$20,000,000 for 1999. This financial situation and lack of adequate working capital is similar to that of most other East European manufacturers who have had to reorganize to market their products to new markets and customers after the disintegration of the Communist economic system.


Moravan Air Containers
----------------------

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

Skobol, s.a. - Bolivia
----------------------

During the final quarter of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary and determined that a disposal of the subsidiary should be planned by the Company. In early 2000, the Company executed letters of intent to sell Skobol and completed the sale in June 2000.


General
-------

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


Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

The Company has its primary offices at 251 Royal Palm Way, Suite 301, Palm Beach, FL 33480, where corporate, sales and marketing functions are performed. The offices are inside a six story facility owned by an unrelated party. In Bolivia, the Company, through Skobol, s.a., occupies a 6,000 square foot facility owned by an unrelated party. The annual office rental payments of the company and its subsidiary total approximately $75,000, and are on a month to month basis. The Company, through its subsidiary, SDC Prague, s.r.o., leases an office at Vaclavske nam. 66, Prague, Czech Republic, for its activities in the Czech Republic.

At the end of the period ending December 31, 1999, the machinery and equipment of the Company consists of warehouse and office equipment within its Bolivian subsidiary, Skobol, s.a.. The machinery and equipment formerly used to manufacture Skoda diesel engines which was located within the Diesel International factory in the Czech Republic was abandoned by the Company in 1999. The Company's focus of its business activities has significantly changed from selling and distributing other companies' products to focusing the Company's efforts to acquire Central and East European manufacturing companies in the transportation equipment business. U. S. accounting rules required an annual review of the productive use of such machinery. As a result of the review, and in light of the Company's business plans, the equipment was deemed to be non-productive on a future cash flow basis and, in accordance with the accounting rules related to such machinery and equipment, the Company had recorded an impairment loss of the machinery and equipment at Diesel in 1997 in the amount of $3,467,320. The Company abandoned the equipment in 1999, as it was of no use to the Company and would not be useful under the business plans of the Company regarding acquisitions.

The Company believes that its existing offices and related facilities are adequate for the foreseeable future and that, depending on additional products and sales, similar and/or additional offices and locations can be acquired on reasonable terms.

As of December 31, 1999, approximately 14% of the Company's assets are located in the Czech Republic, 20% are located in Bolivia, with the balance in the United States.

Item 3.   LEGAL PROCEEDINGS
          -----------------

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

The Company did not submit any matters to a vote of the security holders during its fiscal years ending December 31, 1998 or December 31, 1999.


                            PART II
                            -------

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          ------------------------------------------------

The Company's Common Stock was approved on July 29, 1996 by the National Association of Securities Dealers (NASD) for trading on the Over-the-Counter Bulletin Board system. The following table sets forth representative high closing ask and low closing bid quotes as reported by a market maker, during the period from January 1, 1999 through December 31, 1999. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and does not necessarily represent actual transactions.

        Calendar period                Low bid    High ask
        ---------------                -------    --------

    January, 1999 - March, 1999         0.87        2.37
    April, 1999 - June, 1999            2.00        3.87
    July, 1999 - September, 1999        1.75        3.50
    October, 1999 - December, 1999      1.06        2.75

As of December 31, 1999, there were approximately 300 holders of record of the Company's Common Stock, although the Company believes that there are approximately 200 additional beneficial owners of shares of Common Stock held in street name. As of December 31, 1999, the number of shares of Common Stock outstanding of the Company was 7,745,004.

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

Item 6.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          --------------------------------------------------

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999 AS
COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

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

During the fourth quarter of 1997, the Company established a subsidiary known as SDC - Prague, s. r. o., in the Czech
Republic. SDC Prague will represent SDC International, Inc., in its business operations within the Czech Republic.

By the close of the fiscal year 1997, a final agreement had been executed with Metall Kraft, Ltd., a Czech manufacturer which provides its products to Mercedes Benz, Volvo, BMW and other well known companies. The agreement establishes the Company as the exclusive distributor for airfreight cargo containers for all airline companies in North and South America. There were no sales under this agreement during the years ended December 31, 1998 and 1999.

During the final quarter of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary, which has not progressed as well as planned. The basic reason the Company acquired the Bolivian operation was to establish an entity for the sale of used Tatra trucks, a procedure which would be necessary in order to arrange a leasing program for new Tatra trucks, assuming the acquisition of Tatra by the Company would be completed. At the time of the acquisition, the economy of neighboring country Brazil, was very positive. However, shortly after the acquisition, the economy of Brazil deteriorated and, therefore, caused economic hardship for Bolivia, as Bolivia had always been very dependent upon the economic benefits of a positive Brazilian economy. Because the Tatra acquisition has not been concluded, because of the Brazil economic deterioration, and because the performance of the subsidiary without the Tatra program was still in a loss situation, management determined that plans to dispose of the subsidiary would be necessary and, in early year 2000, the Company executed an letter of intent to sell the subsidiary and the sale was completed in June 2000.

During most of fiscal year ending December 31, 1999, the Company increased its active pursuit of a joint venture or acquisition, specifically of Czech truck manufacturer, Tatra, a.s. During the first half of 1998, the Company signed contracts to purchase 43.5% of Tatra from Skoda Plzen, a.s. (a separate company than Skoda Diesel), and signed a simultaneously exerciseable contract with Komercni bank to acquire 90 million USD of Tatra's senior secured debt. Due to the eventual refusal of the Chairman of Skoda Plzen to execute the final sales agreement, the planned
acquisition was not consummated.   The Company elected not to
litigate because Skoda Plzen's primary bank announced that it would take over the Tatra shares and debt and find a suitable acquisition partner for Tatra. The Company believed that this process would yield more favorable results for the Company rather than litigating against Skoda Plzen for its failure to perform.

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

During the last quarter of 1999, the Czech government-owned Konsolidacni Bank took over ownership of and the process of disposing of Tatra. In early 2000, Konsolidacni Banka engaged the Czech Revitalization Agency, a subsidiary if the Konsolidacni Banka, to perform the process of selling Tatra. A Confidential Memorandum was sent to the Company regarding the proposed sale, and discussions ensued in mid-2000. Management believes that the process is being conducted transparently and professionally, and that the Company has a reasonable chance of acquiring ownership of Tatra.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

Operating expenses for 1999 were less than in 1998 due primarily to less issuance of common stock for services rendered. Total operating expenses were: $3,206,696 for the twelve month period ending December 31, 1999 compared to $3,673,064 for the twelve month period ending December 31, 1998. Non-cash expense items as depreciation and amortization and the payment for additional consulting services accounted for more than sixty-seven percent (67%) of the expenses for 1999 compared to seventy-three (73%) of the expenses for the twelve month period ending December 31, 1998. The Company's net losses from continuing operations for the twelve months ended December 31, 1999 and the twelve month period ending December 31, 1998 include certain non-cash charges as follows:

                                          twelve months ending    twelve months ending
                                                12-31-99                12-31-98
                                          --------------------    --------------------
     Depreciation and Amortization           $     39,823             $      49,039
     Amortization of debt discount              1,344,698                 1,087,761
     Loss on impairment of agency rights           50,975
     Issuance of common stock as
       consideration of services                2,110,679                 2,422,902
                                             ------------             -------------
     TOTAL NON-CASH CHARGES                  $  3,546,175             $   3,559,702



Accordingly, the Company's actual twelve month 1999 cash loss from continuing operations before the above charges amounted to approximately $1,178,306 and $1,306,616, for the twelve month period ending December 31, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used for the Company's operating activities for the twelve month fiscal year 1999 amounted to $720,724 whereas the net cash used for operating activities for the twelve month period ending December 31, 1998 amounted to $1,733,877. Net cash provided (+) by financing activities in 1999 was $850,677 compared to $1,734,170 for the twelve month period ending December 31, 1998. Net cash used (-) for investing activities in 1999 was $711 compared to $5,694 for the twelve month period ending December 31, 1998. Total cash on hand as of December 31, 1999 was $170,893 compared to $41,651 as of December 31, 1998.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring new sources of capital and is reviewing possible methods to obtain such additional capital, as needed. There is no assurance that such financing or capital will be available. The Company had total liabilities as of December 31, 1999, of $1,323,192. However, approximately $1,197,518 of the liabilities of the Company, including accrued compensation, were due to certain shareholders. With considering these liabilities to certain shareholders as being non-current, the Company would have a positive net working capital of approximately $134,625 as of December 31, 1999. Subsequent to December 31, 1999, shareholders holding debt in the amount of $625,000 principal converted all of their debt plus accrued interest into 739,770 shares of restricted common stock.

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

On February 24, 1997, the Company commenced and privately offered a second private placement memorandum pursuant to Rule 505 of Regulation D of its $0.001 par value common stock at prices of $1.00 to $2.00 per share before deducting commissions and non-accountable expenses. These expenses aggregate up to 13% of the gross offering price which is payable by the Company to members of the NASD, financial advisors, purchaser representatives, and individuals legally entitled to receive such commissions. During the years ended December 31, 1999 and 1998, the Company sold 25,000 and 292,833 shares.

In September, 1997, the Company established its 1997 Non-Qualified Stock Option Plan ("The Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. In July, 1998, the Company established its 1998 Non-Qualified Stock Option Plan ("The Plan") pursuant to which 500,000 shares of common stock were reserved for issuance. The option price per share shall be determined by the Board of Directors at the time any options are granted. The Plans are designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representatives, officers and directors of the corporation. As of December 31, 1999, options for 1,067,036 of the aggregate 1,250,000 shares had been issued, all of which had been exercised.

The Company's products are sold in US dollars and the Company does not believe currency exchange rates or current inflation rates will have a significant effect on sales or profitability.


Item 7.  FINANCIAL STATEMENTS
         --------------------

         Please see the attached Financial Statements

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         ------------------------------------------------

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


                            PART III
                            --------

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

The Directors, Executive Officers, Promoters, and Control Persons of the Company, with a brief description, are as follows:

Name                   Age       Position
----                   ---       --------

Ronald A. Adams        49        Chairman, Chief Executive Officer and
                                 Director

Milota K. Srkal        55        President, Chief Operating Officer
                                 and Director

Henry S. Green, Jr.    67        Secretary and Director


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

Milota K. Srkal is the President, Chief Operating Officer and a Director of the Company. Mr. Srkal was President and Founder of GGB, the Tatra distributor within certain countries of Central and South America which merged into SDC in 1997. Prior to founding GGB, Mr. Srkal was associated with Frederic R. Harris, Inc., an international construction and management firm. He served as its Senior Vice President until resigning to found GGB. Mr. Srkal devotes substantially all of his business time to the Company.

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

During 1999, the Company established an Advisory Board which may advise the Board of Directors, from time to time, on corporate matters. These advisors are not employees or officers of the Company. Each of the Advisors is a shareholder of the Company. The Advisors appointed are as follows, with a brief description of each:

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


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending December 31, 1999, all filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with.


Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Company's Chairman and President both received compensation in the form of management fees amounting to $156,000 each during the fiscal year 1999, plus normal and reasonable automobile and medical insurance reimbursements.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
          ---------------------------------------------------

The following table contains information as of December 31, 1999, as to the number of Shares of Common Stock which is beneficially owned by (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a Director of the Company, and (iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding Shares held by said individuals or entities. There is only one class of security of the Company, Common Stock.

Title of Class:  Common Equity Shares


Name and Address                       Number of Shares     Percentage
----------------                       ----------------     ----------
Diesel International, a.s.
c/o P. O. Box 2186
Palm Beach, FL 33480                        500,000             6.5

WCG Holdings, Inc.
1530 N. Lake Way
Palm Beach, FL  33480                       500,000             6.5

Emanon Partners
c/o Schaenen Capital Management
200 Park Avenue  #3900
New York, NY  10166                         834,972            10.8

Double Seal Ring Company, Inc., et al
2065 Montgomery Street
Fort Worth, TX 76107                        400,000             5.2

Ronald A. Adams (2)                         550,000             7.1

Henry S. Green, Jr. (3)                     400,000             5.2

Milota K. Srkal                             550,000             7.1

All Officers & Directors
as a Group (2) and (3)                    1,500,000            19.4

------------------------

Footnotes:

(1)	Based on 7,745,004 shares outstanding.

(2) Includes shares owned by WCG Holdings, Inc. and/or Mr. Ronald A. Adams, Chairman of the Company and an affiliate of WCG Holdings, Inc.
(3) Owned by Double Seal Ring Company, Inc. and its two major shareholders. Mr. Henry S. Green, Jr.,
        Secretary of the Company, is an affiliate of Double
        Seal Ring Company, Inc.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

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

The Company's Chairman has served as a Financial Advisor to Skoda Diesel and Double Seal, and is a majority beneficial shareholder of WCG Holdings, Inc. The Company's President served as the President of GGB, the Central and South American distributor for Tatra, a.s., which the Company purchased by merger in 1997. During the periods ending December 31, 1998 and December 31, 1999, the Company's Chairman has loaned up to $93,050 and $9,641 to the Company. As of December 31, 1999, the Company owed the Chairman $59,075 and the President $83,614.

Item 13.  FINANCIAL STATEMENTS AND EXHIBITS
          ---------------------------------

     (a) Please see the attached Financial Statements

     (b) Exhibits: (filed with original and previous filings)

         (1) (Articles) Certificate of Incorporation - incorporated by reference into Exhibit 15 (b)(1) on Registrant's Form 10SB file number 0-27520.

         (2) By-Laws of the Company - incorporated by reference into Exhibit 15 (b) (2) on Registrant's
              Form 10SB file number 0-27520.

         (3)  Material Contracts

              (a) Shareholder Agreement - incorporated by
                  reference into Exhibit 15 (b) (4) (a) on
                  Registrant's Form 10SB file number 0-27520.
                  (i) "Expert's Opinion-
                       Certified Appraisal - incorporated by
                       reference into Exhibit 15 (b) (4) (a) (i) on Registrant's Form 10SB file number 0-27520.
                  (ii) Bill of Sale and Transfer - incorporated
                       by reference into Exhibit 15 (b) (4) (a)
                       (ii) on Registrant's Form 10SB file number
                       0-27520.

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



Date:  7-27-00                          /s/Ronald A. Adams
                                        Ronald A. Adams, Director
                                          and Chairman (Principal
                                          Executive Officer and
                                          Principal Financial Officer)


Date:  7-27-00                         /s/Henry S. Green, Jr.
                                       Henry S. Green, Jr., Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
SDC International, Inc.
Palm Beach, Florida


We have audited the accompanying consolidated balance sheet of SDC International, Inc. and subsidiary (the "Company") as of December 31, 1999 and the related consolidated statements of operations, stockholders' (deficiency) equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of SDC International, Inc. and subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.


/s/Richard A. Eisner & Company, LLP

Richard A. Eisner & Company, LLP

New York, New York
June 23, 2000

With respect to Note K
June 30, 2000

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Consolidated Balance Sheet
December 31, 1999

ASSETS
Current assets:
  Cash                                             $    170,893
  Inventory                                              74,406
  Other current assets                                   15,000
                                                   ------------
           Total current assets                         260,299

Fixed assets, net                                         5,153
Cash - restricted                                        81,243
Net assets of discontinued subsidiary                   100,362
                                                   ------------
                                                   $    447,057
                                                   ============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses            $    203,674
  Due to related parties, including accrued
    interest of $136,830, net of unamortized
    discount of $102,683                              1,119,518
                                                   ------------
            Total current liabilities                 1,323,192
                                                   ------------

Commitments (Note J)

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 10,000,000
  shares authorized, 7,745,004 shares issued
  and outstanding                                         7,745
Additional paid-in capital                           14,504,770
Common shares issuable (457,036 shares)                 918,224
Accumulated deficit                                 (16,331,098)
Accumulated foreign currency translation
  adjustment                                             24,224
                                                   ------------
                                                       (876,135)
                                                   ------------
                                                   $    447,057
                                                   ============


See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Operations



                                                           Year Ended December 31,
                                                       -------------------------------
                                                            1999             1998
                                                       -------------     -------------
Sales                                                  $     221,959
Cost of sales                                                245,716
                                                       -------------
Gross loss                                                   (23,757)
                                                       -------------
Expenses:
Selling, general and administrative, including
  $2,110,679 and $2,422,902 paid by issuance
  of stock                                                 3,115,898     $   3,624,025
Loss on impairment of agency rights                           50,975
Depreciation and amortization                                 39,823            49,039
                                                       -------------     -------------
     Total expenses                                        3,206,696         3,673,064
                                                       -------------     -------------

Loss from operations before interest expense              (3,230,453)       (3,673,064)

Interest expense, including amortization of
  debt discount of $1,344,698 and $1,087,761              (1,494,028)       (1,193,254)
                                                       -------------     -------------

Loss from continuing operations                           (4,724,481)       (4,866,318)

Loss from operations of discontinued subsidiary              (57,099)         (158,776)
                                                       -------------     -------------
Net loss                                               $  (4,781,580)    $   5,025,094)
                                                       =============     =============
Per share - basic and diluted:
  Loss from continuing operations                         $ (0.68)           $ (1.30)
  Loss from operations of discontinued subsidiary           (0.01)             (0.04)
                                                          -------            -------
  Net loss                                                $ (0.69)           $ (1.34)
                                                          =======            =======

Weighted average shares                                  6,886,629          3,738,147
                                                         =========          =========





See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Stockholders' (Deficiency) Equity

                                                                                            Accumulated
                                        Common Stock                                        Foreign
                                      ----------------   Addt'l      Common                 Currency
                                                 Par     Paid-in     Shares   Accumulated   Translation  Unamortized
                                      Shares     Value   Capital     Payable  Deficit       Adjustment   Compensation     Total
                                      ---------  ------  ----------  -------  ------------  -----------  ------------  -----------

Balance - January 1, 1998             2,990,118  $2,990  $ 6,844,992          $ (6,524,424) $  12,146    $  (152,350)  $   183,354
Issuance of common stock in
  connection with private placement
  memorandum, net of offering costs
  of $91,000                            292,833     293      258,986                                                       259,279
Issuance of common stock as
  additional consideration in
  connection with loan agreements       228,033     228      473,912                                                       474,140
Issuance of common stock to
  consultants and employees for
  services                            1,125,933   1,126    2,087,126                                                     2,088,252
Issuance of common stock in
  repayment of short-term loan           35,000      35       34,965                                                        35,000
Issuance of warrants to
  consultants for services                                   182,300                                                       182,300
Beneficial conversion feature
  related to notes and other
  amounts payable                                            688,392                                                       688,392
Common shares (54,000) issuable
  in connection with extension of
  loan                                                               $  70,875                                              70,875
Amortization of compensation costs                                                                           152,350       152,350
Comprehensive loss:
  Foreign currency translation
    adjustment                                                                                 21,260                       21,260
  Net loss for the year ended December
    31, 1998                                                                    (5,025,094)                             (5,025,094)
                                                                                                                        ----------
  Total comprehensive loss                                                                                              (5,003,834)
                                      ---------  ------  ----------- -------- ------------  -----------  ------------   ----------

Balance - December 31, 1998           4,671,917   4,672   10,570,673   70,875  (11,549,518)      33,406             0     (869,892)
Issuance of common stock in
  connection with private placement
  memorandum                             25,000      25       49,975                                                        50,000
Issuance of common stock as
  additional consideration in
  connection with loan agreements       179,000     179      328,635                                                       328,814
Issuance of common stock to
  consultants and employees for
  services                            1,144,191   1,144    2,109,535                                                     2,110,679
Issuance of common stock in
  repayment of short-term loans
  and accrued interest                1,724,896   1,725    1,303,094                                                     1,304,819
Beneficial conversion feature
  related to modification of
  outstanding loans                                          142,858                                                       142,858
Common shares (377,000) issuable
  in connection with extension
  of loans                                                            821,313                                              821,313
Common shares (26,036) issuable
  in connection with exercise of
  options                                                              26,036                                               26,036
Comprehensive loss:
  Foreign currency translation
    adjustment                                                                                   (9,182)                    (9,182)
  Net loss for the year ended December
    31, 1999                                                                    (4,781,580)                             (4,781,580)
                                                                                                                        ----------
  Total comprehensive loss                                                                                              (4,790,762)
                                      ---------  ------  ----------- -------- ------------  -----------  ------------   ----------

Balance - December 31, 1999           7,745,004  $7,745  $14,504,770 $918,224 $(16,331,098) $    24,224  $          0   $  (876,135)
                                      =========  ======  =========== ======== ============  ===========  ============   ===========



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows


                                                           Year Ended December 31,
                                                       -------------------------------
                                                            1999             1998
                                                       -------------     -------------


Cash flows from operating activities:
Net loss                                               $ (4,781,580)     $ (5,025,094)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              39,823            49,039
  Amortization of debt discount                           1,344,698         1,087,761
  Expenses paid by issuance of stock                      2,110,679         2,422,902
  Loans to discontinued subsidiary in excess of
    loss from its operations                                (15,026)          (21,724)
  Loss on disposal of fixed assets                            8,501
  Loss on impairment of agency rights                        50,975
  Changes in:
     Inventory                                              228,817          (299,850)
     Security deposits                                       48,894           (48,894)
     Prepaid expenses and other current assets                                    625
     Accounts payable and accrued expenses                  115,774            15,347
     Accrued interest                                       127,721            86,011
                                                       ------------      ------------
         Net cash used in operating activities             (720,724)       (1,733,877)
                                                       ------------      ------------

Cash flows from investing activities:
  Purchase of fixed assets                                                     (6,122)
  (Decrease) increase in restricted cash                       (711)              428
                                                       ------------      ------------
         Net cash used in investing activities                 (711)           (5,694)
                                                       ------------      ------------

Cash flows from financing activities:
  Proceeds of loans from related parties                    859,641         1,789,287
  Repayment of loans to related parties                     (85,000)         (334,396)
  Proceeds from exercise of options                          26,036
  Proceeds from sale of stock, net                           50,000           279,279
                                                       ------------      ------------
         Net cash provided by financing activities          850,677         1,734,170
                                                       ------------      ------------

Net increase (decrease) in cash                             129,242            (5,401)
Cash, beginning of period                                    41,651            47,052
                                                       ------------      ------------
Cash, end of period                                    $    170,893      $     41,651
                                                       ============      ============
Supplemental cash flow disclosure:
  Cash paid for interest                               $     19,862      $     19,581

Supplemental disclosure of noncash investing
  and financing  activities:
     Issuance of common stock as consideration
       in connection with stockholder loans            $    328,814      $    474,140
     Issuance of common stock in payment of
       stockholder loans                               $  1,304,819      $     35,000
     Common stock issuable in connection with
       extension of stockholder loans                       821,313            70,875



See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999 and 1998


NOTE A - THE COMPANY AND BASIS OF PREPARATION

The accompanying financial statements include the accounts of SDC International, Inc., (the "Company") and its wholly-owned subsidiary Skobol, s.a. ("Skobol") after elimination of all significant intercompany transactions and balances. The Company was incorporated in the State of Delaware in 1994, and acquired an exclusive agency agreement from Diesel International, a.s. (formerly known as Skoda Diesel, a.s.) ("Diesel") which permitted the Company to sell a broad range of Diesel's products, including diesel engines and power generating sets. Diesel, which was formed in what is now the Czech Republic, was one of the founding stockholders of the Company. During 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products.

During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. On June 30, 2000, the Company sold the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements (see Note K).

During the years ended December 31, 1999 and 1998, the Company has been attempting to acquire or joint venture with manufacturing entities in Central and Eastern Europe and has been incurring expenses in connection therewith (see Note C).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred recurring net losses and as of December 31, 1999, has a working capital deficiency and a stockholders' deficiency. On March 2, 2000, amounts due to related parties amounting to $751,070 at December 31, 1999 were converted into common stock (see Note G).
On April 10, 2000, the Company sold 400,000 shares of common stock at $.50 per share for aggregate proceeds of $200,000. In addition, subsequent to December 31, 1999 through June 23, 2000 the Company obtained $203,000 of proceeds from loans payable to stockholders. Continuation of the Company as a going concern is dependant upon
(i) the Company achieving profitable operations through acquisitions or joint ventures which requires obtaining financing and (ii) obtaining debt and/or equity financing to fund operating expenses to be incurred until an acquisition or joint venture is consummated. Management anticipates any additional financing required to fund operating expenses to be incurred through December 31, 2000 or repay outstanding loans which are not converted into common stock will be obtained from existing stockholders. However, there is no assurance that the Company can obtain required financing, make any acquisitions or joint ventures or that profitable operations can be achieved.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Restricted cash:

Restricted cash represents collateral under a performance bond posted as a condition of the agency agreement with Diesel and is scheduled to be released to the Company in 2002 upon expiration of the bond.

[2]	Inventory:

Inventory, which at December 31, 1999 consists of one truck and related parts acquired from Tatra (see Note E[4]), is stated at the lower of cost (determined on a first-in, first-out basis) or market.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999 and 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]	Long-lived assets:

Fixed assets are recorded at cost. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

     Computer software               3 years
     Computer equipment              5  years
     Leasehold improvements          5 years

Agency rights, are recorded at cost and were being amortized on a straight-line basis over the four-year period of the agency agreement (see Note E).

Fixed assets and agency rights are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conducting such review, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write down is required. If such cash flows are less than the asset's carrying amount, the asset is written down to estimated fair value.

[4]	Net loss per share:

In calculating basic and diluted net loss per share, the Company uses the weighted average-number of common shares outstanding plus common shares issuable principally in connection with the extension of loans during the respective years. No shares issuable upon exercise of outstanding warrants have been included in the computation of diluted net loss per share as their effect is anti-dilutive (see Note I[3]).

[5]	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

[6]	Fair value:

The carrying value of cash, accounts receivable, accounts payable, and amounts due to related parties approximates fair value.

[7]	Revenue recognition:

Revenue, which consists of sales of trucks acquired from Tatra is recognized when products are shipped. Sales in 1999 consisted of shipments to three customers located in the Czech Republic, representing 50%, 25% and 25% of sales revenue.

[8]	Comprehensive income:

The Company adopted the provision of SFAS N0. 130, "Reporting
Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources.
Comprehensive loss for 1999 and 1998 consists of the net loss and the income or loss from foreign currency translation.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999 and 1998


NOTE C - ACQUISITION AGREEMENT

In August 1999, an agreement was entered into with Moravan, a.s., an aircraft manufacturer in the Czech Republic, whereby the Company agreed to acquire Moravan common shares representing a 55% interest for 640,000,000 Kopecs or approximately $17,800,000 based on the exchange rate in effect at December 31, 1999, payable 30% at closing with the balance within twelve months thereof. Closing of the agreement is subject to registering the shares to be issued to the Company in Commercial Court as required by Czech law, a process which can take an extended period of time and towards which any third parties may object.
 Objections have been raised by third parties. As of June 23, 2000, the objections have not been settled and the shares have not been registered.


NOTE D - FIXED ASSETS

Fixed assets consist of the following at December 31, 1999:

     Computer and software            $  5,436
     Leasehold improvements              2,550
                                      --------

                                         7,986
     Less accumulated depreciation      (2,833)
                                      --------
                                      $  5,153
                                      ========

Depreciation expense amounted to $1,597 and $10,819 for the years ended December 31, 1999 and 1998, respectively.

During September 1994, the Company issued 448,350 shares of common stock to Diesel as consideration for the contribution of machinery and equipment valued by an appraisal and for book purposes at $4,469,064. The machinery and equipment, formerly used in the manufacture of diesel engines, is located in the Czech Republic in the Diesel facilities. As a result of the financial difficulties of Diesel, the status and future use of the machinery and equipment, which is no longer in service, was uncertain. Further, the Company had no facilities that could be used to house the machinery and equipment. As a result, during 1997, the Company recorded a loss on impairment of the machinery and equipment in the amount of $3,467,320, representing the remaining undepreciated balance. During 1999, the Company abandoned the machinery and equipment and accordingly wrote off the cost ($4,013,183) of the remaining equipment ($468,308 had been written off in prior years) against the related accumulated depreciation and valuation allowance previously recorded.


NOTE E - AGENCY RIGHTS

On April 24, 1997, the Company acquired for 48,000 common shares valued at $36,000 all the issued and outstanding common stock of Golden Grove Business, Inc. ("GGB"), a Panama corporation, whose sole asset was an exclusive agency contract with Tatra, a.s. ("Tatra"), a Czech truck manufacturer, to market and sell Tatra's products in Columbia with the right of first refusal to become the exclusive distributor for other countries in South and Central America. GGB was merged into the Company and the Company assumed GGB's liabilities amounting to $116,903 at the date of the merger. The Company was amortizing such agency rights over an estimated useful life of four years. As the Company does not anticipate generating future sales sufficient to recover the remaining unamortized balance of the agency rights, the Company has recorded a loss on impairment of the agency rights in 1999 in the amount of $50,975 representing the remaining unamortized balance at December 31, 1999.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999 and 1998


NOTE F- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

      Accounts payable        $   25,674
      Compensation                78,000
      Professional fees          100,000
                              ----------
                              $  203,674
                              ==========

NOTE G - DUE TO RELATED PARTIES

[1]	Line-of-credit:

During June 1998, the Company obtained an unsecured $500,000 line of credit from a stockholder with a stated interest rate of 14% per annum. Principal and interest were payable on December 8, 1998. The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may, at the stockholder's option, be converted into common stock at $1.00 per share. The conversion price of the line of credit agreement ($500,000) was less than the aggregate market price ($1,140,600) of the common stock obtainable on conversion on the date of the agreement. In connection therewith, debt discount of $500,000 related to the beneficial conversion feature, limited to the proceeds of the line of credit, was charged to operations for the year ended December 31, 1998 with a corresponding credit to additional paid-in capital. By agreement with the stockholder, the maturity date of the agreement was extended to December 31, 1999. In connection therewith, the Company agreed to issue 54,000 common shares quarterly until maturity. This resulted in additional interest expense of $394,875 and $70,875 for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999, 216,000 common shares were issuable under such agreement. As of December 31, 1999, outstanding borrowings under the line-of-credit amounted to $500,000 and accrued interest amounted to $98,941. Interest expense during the years ended December 31, 1999 and 1998 amounted to $547,563 and $599,816, respectively, including additional interest referred to above. The Company's effective interest rate for borrowings under the agreement, including the beneficial conversion feature, amounted to 80% and 258% during 1999 and 1998, respectively. On March 2, 2000, the outstanding balance under the credit line, together with accrued interest, was converted to 614,110 shares of common stock.

[2]	Loans from stockholders:

During 1998 and 1999, the Company borrowed $1,186,500 and $850,000, respectively, from stockholders under notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. Of the 1998 borrowings, notes for $950,000 were convertible into common shares at either (i) 70% of market value,
(ii) $1.00 per common share or (iii) in the event of default. The conversion price of $350,000 principal amount of such notes issued in 1998 was less than the aggregate market price ($538,352) of the common stock obtainable on the dates the notes were issued. In connection therewith, debt discount of $188,392 related to the beneficial conversion feature was charged to operations for the year ended December 31, 1998 with a corresponding credit to additional paid-in capital. At maturity in January 1999, two such notes with aggregate principal balances of $250,000 had their maturity dates extended to July 1999. In connection therewith, their conversion terms were modified to provide for conversion into common shares at 50% of market value from 70% of market value. The aggregate market price of the common stock obtainable on conversion at the date of modification amounted to $500,000. In connection therewith, debt discount of $142,858 related to the modification of the beneficial conversion feature was charged to operations for the year ended December 31, 1999 with a corresponding credit to additional paid-in capital. During 1999, holders of notes with outstanding principal balances of $1,225,000 converted their notes, together with accrued interest of $79,819, into 1,724,896 shares of common stock.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999 and 1998


NOTE G - DUE TO RELATED PARTIES  (CONTINUED)

[2]	Loans from stockholders:  (continued)

As of December 31, 1999, outstanding balances payable under the notes amounted to $585,375, together with accrued interest of $37,885. On March 2, 2000, holders of notes with outstanding principal balances of $125,000 converted their notes, together with accrued interest into 157,277 shares of common stock.

In connection with these borrowings, during the years ended
December 31, 1999 and 1998, the Company issued to the stockholders, as additional consideration, 179,000 and 228,033 shares of common stock valued at $328,814 and $474,140, respectively. In addition, during 1999, in connection with the extension of the maturity of certain loans the Company agreed to issue 215,000 additional common shares valued at $426,438 in connection with these borrowings. Such shares had not been issued at December 31, 1999 and are included in common shares payable on the accompanying balance sheet. Such amounts have been accounted for as debt discount. The Company's effective rate for these borrowings, including debt discount, ranged from 14% to 402%, during 1999 and 14% to 214% during 1998. During the years ended December 31, 1999 and 1998, interest expense on the notes amounted to $704,140 and $576,873, respectively, including amortization of debt discount.


NOTE H - INCOME TAXES

Deferred tax assets represent the future tax return consequences of net operating loss carryforwards and differences between the financial statement and tax bases of assets.

At December 31, 1999, the Company has net operating loss carryforwards for federal income tax purposes of approximately $15,711,000 expiring in the years 2009 through 2019.

As of December 31, 1999, deferred tax assets consist of the following:

        Deferred tax assets:
        Net operating loss carryforwards        $  5,342,000
        Excess of book basis over tax
         basis of unamortized debt discount          (35,000)
        Valuation allowance                       (5,307,000)
                                                ------------
        Net deferred tax asset                  $          0
                                                ============

At December 31, 1999, a valuation allowance has been provided to offset the deferred tax assets since management could not determine that it was more likely than not that the benefit of the deferred tax assets would be realized. Increases in the valuation allowance amounted to $1,844,000 and $1,403,000 during the years ended
December 31, 1999 and 1998, respectively. As a result of the changes in ownership resulting from the various sales and issuances of stock, the Company may be unable to utilize some or substantially all of its previously available net operating loss carryforwards in accordance with the provisions of Section 382 of the Internal Revenue Code.


NOTE I - STOCKHOLDERS' EQUITY

[1] During the years ended December 31, 1999 and 1998, the Company sold, pursuant to rule 505, Regulation D, an aggregate of 25,000 and 292,833 common shares yielding proceeds net of offering costs of $50,000 and $259,279, respectively.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999 and 1998


NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

[2] On September 5, 1997, the Company established a Nonqualified Stock Option Plan (the "97 Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. On October 29, 1998, the Company established a second Nonqualified Stock Option Plan (the "98 Plan") pursuant to which 500,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The 97 and 98 Plans are designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representatives, officers and directors of the Company.

     During the years ended December 31, 1999 and 1998, the Company granted to consultants and employees options to purchase 26,036 and 891,000 common shares, respectively. The options, which had exercise prices of $1.00 (1999) and $0 (1998), were exercised immediately upon grant. The market value of the common shares on the date of grant, in excess of the exercise price, amounting to $0 (1999) and $1,622,258 (1998) were charged to expense. As of December 31, 1999, no options were outstanding under the plans.

[3] As of December 31, 1999, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.


NOTE J - COMMITMENTS AND OTHER COMMENTS

[1]  Lease agreement:

The Company leases its executive office on a month to month basis from its Chief Executive Officer. Rent expense under the arrangement amounted to $24,000 and $27,000 during the years ended December 31, 1999 and 1998, respectively.

Included in general and administrative expenses is rent expense for the above and other rentals which totaled $33,074 and $47,718 for the years ended December 31, 1999 and 1998, respectively.

[2]  Finder's fee agreement:

On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd. ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of December 31, 1999, no amounts were due under this agreement.

[3]  Executive compensation:

For the years ended December 31, 1999 and 1998, respectively, the Company incurred management fees of $156,000 and $156,000, payable to its Chief Executive Officer.

For the years ended December 31, 1999 and 1998, respectively, the Company incurred management fees of $156,000 and $181,000 to its President.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
December 31, 1999 and 1998

NOTE K - DISCONTINUED OPERATIONS

On November 18, 1997, the Company acquired 99.9% of the common stock of Skobol for $78,000. Skobol is a Bolivian corporation, which imports and sells at retail in Bolivia, light transportation and other equipment which is manufactured in the Czech Republic. On December 21, 1999, the Board of Directors of the Company authorized the sale of Skobol and on June 30, 2000, the Company sold its shares in Skobol in exchange for a $150,000 note payable in three installments of $50,000 on June 30, 2001, 2002 and 2003 plus interest at 6%. Accordingly, the results of operations of Skobol, which are included in the accompanying financial statements, are shown as discontinued operations. In addition, the assets and liabilities of Skobol are reflected in the balance sheets as net assets of discontinued subsidiary.

The excess ($126,283) of the fair value of the net current assets acquired over the cost of acquisition is being amortized on a straight-line basis over 60 months. Amortization of such excess amounted to $25,260 in both 1999 and 1998.

Assets and liabilities related to Skobol at December 31, 1999 follows:

     Cash                                        $   17,730
     Receivables                                      1,622
     Inventory                                      213,466
     Other current assets                            14,030
                                                 ----------
        Total assets                                246,848

     Accounts payable and accrued expenses (a)      (79,143)
     Excess of value of net assets acquired
       over cost of acquisition                     (67,343)
                                                 ----------
     Net assets of discontinued subsidiary       $  100,362
                                                 ==========

     (a)     Excludes amounts due to Company of $252,625


Net sales of Skobol amounted to $155,305 and $199,989 in the years ended December 31, 1999 and 1998, respectively.

The functional currency of Skobol is its local currency. Accordingly, the subsidiary's operations are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period rates. Translation adjustments are included as a separate component of stockholders' deficiency. Gains and losses on currency transactions denominated in other than the local Bolivian currency are reflected in operations.