Form 10QSB
period 2000-03-31
SDC INTERNATIONAL INC \DE\
filed 2000-08-04
CIK 1005841

United States
                        Securities and Exchange Commission
                             Washington, D. C. 20549


                                 Form 10-QSB

                                 (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES ACT OF 1934

               For the quarterly period ended March 31, 2000

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

                             Yes [ ]   No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 8,980,774 shares outstanding as of March 31, 2000.

               SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX



PART 1 - FINANCIAL INFORMATION:

ITEM 1 - CONDOLIDATED BALANCE SHEETS

Consolidated Balance Sheets (Unaudited) March 31, 2000
and December 31, 1999                                                 F-1

Consolidated Statements of Operations (Unaudited) for
the three months ended March 31, 2000 and
March 31, 1999                                                        F-2

Consolidated Statements of Stockholders' (Deficiency)
Equity (Unaudited) for the three months ended
March 31, 2000                                                        F-3

Consolidated Statement of Cash Flows (Unaudited) for
the three months ended March 31, 2000 and
March 31, 1999                                                        F-4


Notes to Consolidated Financial Statements                          F-5 - F-6


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                7


PART II - OTHER INFORMATION                                           10


SIGNATURES                                                            11

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Balance Sheets

                                                       March 31,       December 31,
                                                        2000             1999
                                                     (Unaudited)
                                                   -------------     -------------

ASSETS
Current assets:
  Cash                                             $      43,993     $     170,893
  Inventory                                               22,906            74,406
  Prepaid expenses                                                          15,000
                                                   -------------     -------------

     Total current assets                                 66,899           260,299

Machinery and equipment, net                               4,754             5,153
Cash - restricted                                         81,243            81,243
Net assets of discontinued subsidiary                     87,993           100,362
                                                   -------------     -------------

                                                   $     240,889     $     447,057
                                                   =============     =============
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses           $      87,459     $     203,674
   Due to related parties, including accrued
    interest of $36,048 and $136,830, and net
    of unamortized discount of $35,808 & $102,683        676,412         1,119,518
                                                   -------------     -------------

      Total current liabilities                          763,871         1,323,192
                                                   -------------     -------------

Commitments

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 10,000,000 shares
 authorized, 8,980,774 and 7,745,004 shares issued
 and outstanding, respectively                             8,981             7,745
Additional paid-in capital                            16,204,654        14,504,770
Common shares issuable (106,036 and 457,036
 shares, respectively)                                   175,724           918,224
Accumulated deficit                                  (16,925,747)      (16,331,098)
Accumulated foreign currency translation adjustment       13,406            24,224
                                                   -------------     -------------

                                                        (522,982)         (876,135)
                                                   -------------     -------------

                                                   $     240,889     $     447,057
                                                   =============     =============

See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Operations


                                                             Three Months    Three Months
                                                                Ended           Ended
                                                               March 31,       March 31,
                                                                 2000            1999
                                                             -------------   -------------

Sales                                                        $      70,240
Cost of sales                                                       67,078
                                                             -------------

Gross loss                                                           3,162
                                                             -------------

Expenses:
  Selling, general and administrative, including
   $0 and $497,140 paid by issuance of stock                 $     272,008   $     637,524
  Depreciation and amortization                                        400          12,358
                                                             -------------   -------------

     Total expenses                                                272,408         649,882
                                                             -------------   -------------

Loss from operations before interest expense                      (268,846)       (649,882)

  Interest expense including amortization of debt discount        (323,853)       (291,930)
                                                             -------------   -------------

Loss from continuing operations                                   (592,699)       (941,812)

  (Loss) income from operations of discontinued subsidiary          (1,550)        (39,701)
                                                             -------------   -------------

Net loss                                                     $    (594,249)  $    (981,513)
                                                             =============   =============

Net loss per share - Basic and diluted:
  Loss from continuing operations                                 $(0.07)         $(0.18)
  Loss from operations of discontinued subsidiary                    Nil           (0.01)
  Net loss                                                        $(0.07)         $(0.19)
                                                                  ======          ======

Weighted average shares outstanding                              8,591,407       5,085,837
                                                             =============   =============


See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Stockholders' (Deficiency) Equity

                                                                                                      Accumulated
                                                                                                        Foreign
                                       Common Stock       Additional     Common                        Currency
                                                 Par       Paid-in       Shares       Accumulated     Translation
                                    Shares      Value      Capital       Payable        Deficit        Adjustment     Totals
                                 -----------  ----------  ------------  -----------  --------------   ------------  ----------

Balance - December 31, 1999        7,745,004  $    7,745  $ 14,504,770      918,224  $  (16,331,098)  $     24,224  $ (876,135)
Issuance of common stock in
   connection with loan
   agreements                        145,000         145       218,705                                                 218,850
Issuance of common stock in
   repayment of short-term loan      739,770         740       739,030                                                 739,770
Issuance of common stock             351,000         351       742,149     (742,500)                                         0
Comprehensive loss:
   Foreign currency translation
     adjustment                                                             (10,818)                       (10,818)
   Net loss for the period                                                 (594,649)                                  (594,649)
                                                                                                                    ----------
   Total comprehensive loss                                                                                           (605,467)
                                 -----------  ----------  ------------  -----------  --------------   ------------  ----------

Balance - March 31, 2000           8,980,774  $    8,981  $ 16,204,654  $   175,724  $  (16,925,747)  $     13,406  $ (522,982)
                                 ===========  ==========  ============  ===========  ==============   ============  ==========


See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Consolidated Statements of Cash Flows


                                                         Three Months    Three Months
                                                             Ended          Ended
                                                           March 31,       March 31,
                                                             2000            1999
                                                         ------------    ------------

Cash flows from operating activities:
   Net loss                                              $   (594,649)   $   (981,513)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
     Depreciation and amortization                                400          12,358
     Amortization of debt discount                             66,875         154,396
     Expenses paid by issuance of stock                       218,850         519,391
     Beneficial conversion feature of
       convertible notes                                            0          68,380
     Loans in excess of loss from operations
       of discontinued subsidiary                               1,550          39,701
     Changes in:
        Inventory                                              51,500          (7,712)
        Security deposits                                           0          20,000
        Prepaid expenses                                       15,000               0
        Accounts payable and accrued expenses                (116,215)         65,426
        Accrued interest                                       38,992          47,564
                                                         ------------    ------------

           Net cash used in operating activities             (317,697)        (62,009)
                                                         ------------    ------------
Cash flows from financing activities:
   Proceeds of loans from related parties                     203,000          26,500
   Repayment of loans from related parties                    (12,203)
                                                         ------------    ------------
           Net cash provided by financing activities          190,797          26,500
                                                         ------------    ------------

Net (decrease) increase in cash                              (126,900)        (35,509)
Cash, beginning of period                                     170,893          41,651
                                                         ------------    ------------

Cash, end of period                                      $     43,993    $      6,142
                                                         ============    ============

Supplemental disclosure of noncash investing and
  financing activities:
      Issuance of common stock issuable                  $    742,500
      Issuance of common stock in payment of loan
        payable to stockholder                           $    739,770    $    270,028


See notes to financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000



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

During the year ended August 31, 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products. During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. In December 1999, the Company's Board of Directors adopted a plan to dispose of the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements. During the period ended March 31, 2000, the Company has been attempting to acquire entities in the Czech Republic and has been incurring expenses in connection therewith.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim consolidated financial statements include all adjustments necessary in order to make the consolidated financial statements not misleading. The results of operations for the three months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1999, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


NOTE B - DUE TO RELATED PARTIES

[1]	Line-of-credit:

        During June 1998, the Company obtained an unsecured $500,000 line of credit from a stockholder with an interest rate of 14% per annum. Principal and interest were payable on December 8, 1998. The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may be converted into common stock at $1.00 per share. By agreement with the stockholder, the due date was extended to December 31, 1999. During the three months ended March 31, 2000, the line-of-credit totaling $500,000 and accrued interest amounting to $114,110 were repaid by the issuance of 614,110 shares of common stock. Interest expense on the line-of-credit amounted to $15,173 during the three months ended March 31, 2000. In addition, 216,000 shares of common stock issuable in connection with an extension agreement (previously valued at $465,534) were issued during the three months ended March 31, 2000.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Financial Statements
March 31, 2000



NOTE B - DUE TO RELATED PARTIES (CONTINUED)

[2]	Loans from stockholders:

        During the three months ended March 31, 2000, the Company borrowed and additional $203,000 from stockholders under notes which are repayable in 180 days, at a stated interest rate of 14% per annum. Interest accrued on these notes at March 31, 2000 amounted to $36,048. Interest expense on the notes during the three months ended March 31, 2000 and March 31, 1999, amounted to $23,819 and $30,064, respectively. During the period ended March 31, 2000, a note payable totaling $100,000 and accrued interest of $25,660 were repaid by the issuance of 125,660 shares of common stock. In connection with borrowings during the three months ended March 31, 2000 and extension agreements of loans previously outstanding, 145,000 shares of common stock valued at $$218,850 were issued. Also during the three months ended March 31, 2000, 145,000 shares of common stock issuable in connection with an extension agreement (previously valued at $276,750) were issued. During the period subsequent to March 31, 2000, holders of notes with outstanding principal balances of $100,000 converted their notes, together with accrued interest, into shares of common stock and holders of notes with outstanding principal balances of $550,000 extended the repayment of their loans to January 20, 2001. During the three months ended March 31,
        2000, amortization of debt discount amounted to $66,875.


NOTE C - STOCKHOLDERS' EQUITY

[1]	As of March 31, 2000, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.


NOTE D - COMMITMENTS AND OTHER COMMENTS

[1]	Lease agreement:

        Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $6,000 and $3,000 during the three months ended March 31, 2000 and 1999, respectively.

        Included in general and administrative expenses is rent expense for the above and other rentals which totaled $7,803 and $6,953 for the three months ended March 31, 2000 and 1999, respectively.

[2]	Finder's fee agreement:

        On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of March 31, 2000, no amounts were due under this agreement.

[3]	Executive compensation:

        For the three months ended March 31, 2000 and 1999, respectively, the Company incurred management fees of $39,000 and $39,000, payable to its Chief Executive Officer.

        For the three months ended March 31, 2000 and 1999, respectively, the Company incurred management fees of $39,000 and $39,000 to its President.

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


During the quarter ending March 31, 2000, the Company executed a Confidentiality Agreement with Investicni A Postovni Banka, which is the creditor bank to Moravan and which was the party in the Czech Commercial Court which objected to the Moravan share increase attempted by the Company during 1999. The Agreement provides for the negotiation of the Company's possible acquisition of the Moravan debt held by the bank. During 1999, the Company had executed an agreement providing for the Company's acquisition of a majority of shares of Czech aircraft manufacturer, Moravan, a.s. The agreement, providing for the issuance of additional shares of Moravan equal to fifty-five percent of the subsequent outstanding shares, was approved by the Company's board and by the shareholders of Moravan, a.s. Under Czech law, such an increase of shares must be registered by the Commercial Court to be effective, a process which can take an extended period of time and towards which any third parties may object. There were objections and there has been no registration in the Commercial Court. The Company has begun negotiations with the largest creditor of Moravan to purchase the bank debt of Moravan on discounted terms. Until such time that the objections are settled and the Commercial Court registers the new shares, there is no closing of the acquisition. The Company has no substantive funds or capital at risk until and unless such a closing occurs.

During the last quarter of 1999, the Czech government-owned Konsolidacni Bank took over ownership of and the process of disposing of Tatra. During the quarter ending March 31, 2000, Konsolidacni Banka engaged the Czech Revitalization Agency, a subsidiary if the Konsolidacni Banka, to perform the process of selling Tatra. A Confidential Memorandum was sent to the Company regarding the proposed sale, and discussions have subsequently begun with various parties in the Czech Republic which are connected with Tatra and its sale process. Management believes that the process is being conducted transparently and professionally0, and that the Company has a reasonable chance of acquiring ownership of Tatra.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted substantial of its time and effort to negotiating the acquisition of Tatra,a. s., and arranging strategic alliances related for Tatra rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the result of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ending March 31, 2000, the Company shipped $70,240.

     Operating expenses for the quarter ending March 31, 2000, were $377,474 less than in the quarter ending March 31, 1999. Total expenses for the quarter ended March 31 were $272,408 in 1999 and $649,882 in 1998. Non-cash expenses as depreciation and amortization, payment of interest by issuance of stock were $286,125 during the quarter ending March 31, 2000. The Company's net loss of $594,649 for the quarter ending March 31, 2000, includes certain non-cash charges as follows:

        Depreciation and amortization        $       400
        Amortization of debt discount             66,875
        Issuance of common stock as
          consideration of services              218,850
                                                 -------
TOTAL NON-CASH CHARGES                       $   286,125


Accordingly, the Company's cash loss before the above charges amounted to approximately $308,524, which includes discontinued operations.

During the three months ending March 31, 2000, as compared to the three months ending March 31, 1999, operating expenses were approximately $377,474 lower. Management expects operating expenses (non-depreciation and non-amortization), to remain at this approximate level for the near future due to the level of negotiations and expansion discussions taking place presently. Operating expense categories which exceeded $5,000, for the three month period ending September 30, 1999, were; amortization & depreciation rents $7,803; management compensation & salary $78,000; travel & lodging $20,757; consulting $69,150; legal and accounting $22,497; telephone $12,620; and financial consulting $30,000.

LIQUIDITY AND CAPITAL RESOURCES

At the end of March 2000, the Company's net working capital deficit is ($696,972). However, when considering shareholder loans to be long term debt, the actual net working capital deficit is $(20,560). Net cash used for the Company's operating activities for the quarter ended March 31, 2000 amounted to $317,697, whereas the net cash used for operating activities for the quarter ended March 31, 1999 amounted to $62,009. Net cash provided (+) by financing activities in the quarter ended March 31, 2000 was $190,797 compared to $26,500 for the quarter ended March 31, 1999. Therefore, total cash at the end of the quarter ended March 31, 2000 was $43,993 compared to $6,142 at the end of the quarter ended March 31, 1999.

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

July 30, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                             July 30, 2000
Ronald A. Adams, Director and Chairman
(Principal Executive Officer and Principal
Financial Officer)