Form 10QSB
period 2000-06-30
SDC INTERNATIONAL INC \DE\
filed 2000-08-21
CIK 1005841

United States
                        Securities and Exchange Commission
                             Washington, D. C. 20549


                                 Form 10-QSB

                                 (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES ACT OF 1934

               For the quarterly period ended June 30, 2000

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

                             Yes [ ]   No  [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 9,557,391 shares outstanding as of June 30, 2000.

               SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX



PART 1 - FINANCIAL INFORMATION:

ITEM 1 - CONDOLIDATED BALANCE SHEETS

Condensed Consolidated Balance Sheet (Unaudited)
June 30, 2000                                                         F-1

Condensed Consolidated Statements of Operations
(Unaudited) for the three months ended June 30, 2000
and June 30, 1999                                                     F-2


Condensed Consolidated Statements of Operations
(Unaudited) for the six months ended June 30, 2000
and June 30, 1999                                                     F-3


Condensed Consolidated Statements of Stockholders'
(Deficiency) (Unaudited) for the six months ended
June 30, 2000                                                         F-4

Consolidated Statements of Cash Flows (Unaudited)
for the six months ended June 30, 2000 and June 30, 1999              F-5

Notes to Consolidated Financial Statements                          F-6 - F-7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                8


PART II - OTHER INFORMATION                                           12


SIGNATURES                                                            14

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

                                                          June 30,
                                                            2000
                                                       -------------
ASSETS
Current assets:
  Cash                                                 $      25,136
  Inventory                                                   22,906
                                                       -------------
     Total current assets                                     48,042

Machinery and equipment, net                                   4,353
Cash - restricted                                             81,243
Note receivable                                              150,000
                                                       -------------
                                                       $     283,638
                                                       =============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                $     150,394
  Due to related parties, including accrued
    interest of $74,466                                      699,466
                                                       -------------
     Total current liabilities                               849,860
                                                       -------------

Commitments

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 10,000,000 shares
  authorized, 9,557,391 shares issued and
  outstanding                                                  9,557
Additional paid-in capital                                16,556,345
Common shares issuable (106,036 shares)                      175,724
Accumulated deficit                                      (17,307,848)
                                                       -------------
                                                            (566,222)
                                                       -------------
                                                       $     283,638
                                                       =============


See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

                                             Three Months     Three Months
                                                 Ended           Ended
                                                June 30,        June 30,
                                                 2000             1999
                                             ------------     ------------
Sales                                                         $    116,986
Cost of sales                                                      124,399
                                                              ------------
Gross loss                                                          (7,413)
                                                              ------------
Expenses:
  Selling, general and administrative,
    including $0 and $863,531 paid by
    issuance of stock                        $    327,292        1,136,877
Depreciation and amortization                         400           12,358
                                             ------------     ------------
     Total expenses                               327,692        1,149,235
                                             ------------     ------------
Loss from operations before interest
  expense                                        (327,692)      (1,156,648)
  Interest expense including amortization
    of debt discount                             (129,821)        (288,761)
                                             ------------     ------------

Loss from continuing operations                  (457,513)      (1,445,409)

  Gain on sale of discontinued subsidiary          98,278                0
  (Loss) income from operations of
    discontinued subsidiary                       (22,866)         (36,986)
                                             ------------     ------------

Net loss                                     $   (382,101)    $ (1,482,395)
                                             ============     ============
Net loss per share - Basic and diluted:
  Loss from continuing operations              $ (0.05)         $ (0.21)
  Loss from operations of discontinued
    subsidiary                                    0.01            (0.01)
                                               -------          -------
  Net loss                                     $ (0.04)         $ (0.22)
                                               =======          =======

Weighted average shares outstanding           9,086,000        6,753,000
                                              =========        =========




See notes to condensed consolidated financial statements




SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations


                                              Six Months       Six Months
                                                 Ended           Ended
                                                June 30,        June 30,
                                                 2000             1999
                                             ------------     ------------
Sales                                        $     70,240     $    116,986
Cost of sales                                      67,078          124,399
                                             ------------     ------------
Gross profit (loss)                                 3,162           (7,413)
                                             ------------     ------------
Expenses:
  Selling, general and administrative,
    including $0 and $1,360,671 paid by
    issuance of stock                             599,300        1,928,797
  Depreciation and amortization                       800           24,716
                                             ------------     ------------
Total expenses                                    600,100        1,953,513
                                             ------------     ------------
Loss from operations before interest
  expense                                        (596,938)     	(1,960,926)

  Interest expense including amortization
    of debt discount                             (453,674)        (426,295)
                                             ------------     ------------

Loss from continuing operations                (1,050,612)     	(2,387,221)

  Gain on sale of discontinued subsidiary          98,278                0
  (Loss) income from operations of
    discontinued subsidiary                       (24,416)         (76,687)
                                             ------------     ------------
Net loss                                     $   (976,750)    $ (2,463,908)
                                             ============     ============

Net loss per share - Basic and diluted:
  Loss from continuing operations               $ (0.12)        $ (0.40)
  Loss from operations of discontinued
    subsidiary                                     0.01           (0.01)
                                                -------         -------
  Net loss                                      $ (0.11)        $ (0.41)
                                                =======         =======

Weighted average shares outstanding            8,644,000       5,920,000
                                               =========       =========



See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Stockholders' Deficiency


                                                                                                     Accumulated
                                   Common Stock                                                       Foreign
                                 --------------------   Additional      Common                        Currency
                                             Par          Paid-in       Shares       Accumulated     Translation
                                   Shares    Value        Capital       Payable        Deficit       Adjustment         Totals
                                 ---------   --------   -----------   -----------   -------------    ------------    -----------

Balance - December 31, 1999      7,745,004   $  7,745   $14,504,770   $   918,224   $ (16,331,098)   $     24,224    $  (876,135)
Issuance of common stock in
  connection with loan
  agreements                       190,000        190       289,310                                                      289,500
Issuance of common stock in
  repayment of short-term loan     771,387        771       770,616                                                      771,387
Issuance of common stock           351,000        351       742,149      (742,500)                                             0
Sale of common stock               500,000        500       249,500                                                      250,000
Comprehensive loss:
  Foreign currency translation
    adjustment                                                                                            (24,224)       (24,224)
  Net loss for the period                                                                (976,750)                      (976,750)
  Total comprehensive loss                                                                                            (1,000,974)
                                 ---------   --------   -----------   -----------   -------------    ------------    -----------
Balance - June 30, 2000          9,557,391   $  9,557   $16,556,385   $   175,724   $ (17,307,848)   $          0    $  (566,222)
                                 =========   ========   ===========   ===========   =============    ============    ===========




See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

                                                      Six Months       Six Months
                                                         Ended           Ended
                                                        June 30,        June 30,
                                                         2000             1999
                                                     ------------     ------------
Cash flows from operating activities:
Net loss                                             $   (976,750)    $ (2,463,909)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                             800           24,716
    Amortization of debt discount                         102,683          154,396
    Expenses paid by issuance of stock                    289,500        1,645,042
    Beneficial conversion feature of
      convertible notes                                         0           68,380
    Gain on sale of subsidiary                            (98,278)
    Loans in excess of loss from operations
      of discontinued subsidiary                           24,416           76,687
    Changes in:
      Inventory                                            51,500          104,174
      Security deposits                                         0           20,000
      Prepaid expenses                                     15,000                0
      Accounts payable and accrued
        expenses                                          (53,280)         (10,358)
      Accrued interest                                     62,355           72,064
                                                     ------------     ------------
       Net cash used in operating activities             (582,054)        (308,807)

Cash flows from financing activities:
  Proceeds from sale of common stock                      200,000           50,000
  Proceeds of loans from related parties                  203,000          315,000
  Repayment of loans from related parties                 (16,703)          (7,422)
                                                     ------------     ------------
       Net cash provided by financing activities          436,297          357,578
                                                     ------------     ------------

Net (decrease) increase in cash                          (145,757)          48,771
Cash, beginning of period                                 170,893           41,651
                                                     ------------     ------------
Cash, end of period                                  $     25,136     $     90,422
                                                     ============     ============
Supplemental cash disclosures:
  Cash paid for interest                                              $     19,581
Supplemental disclosure of noncash
  investing and financing activities:
    Issuance of common stock issuable                $    742,500
    Issuance of common stock in payment of
      loan payable to stockholder                    $    771,387     $    813,601



SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
June 30, 2000


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

During the year ended August 31, 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products. During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. In December 1999, the Company's Board of Directors adopted a plan to dispose of the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements. During the period ended June 30, 2000, the Company has been attempting to acquire entities in the Czech Republic and has been incurring expenses in connection therewith.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim condensed consolidated financial statements include all adjustments necessary in order to make the condensed consolidated financial statements not misleading. The results of operations for the six months ended are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 1999, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


NOTE B - DUE TO RELATED PARTIES

[1]    Line-of-credit:

     During June 1998, the Company obtained an unsecured $500,000 line of credit from a stockholder with an interest rate of 14% per annum. Principal and interest were payable on December 8, 1998. The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may be converted into common stock at $1.00 per share. By agreement with the stockholder, the due date was extended to December 31, 1999. During the three months ended March 31, 2000, the line-of-credit totaling $500,000 and accrued interest amounting to $114,110 were repaid by the issuance of 614,110 shares of common stock. Interest expense on the line-of-credit amounted to $15,173 during the three months ended March 31, 2000. In addition, 216,000 shares of common stock issuable in connection with an extension agreement (previously valued at $465,750) were issued during the three months ended March 31, 2000.

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
June 30, 2000



NOTE B - DUE TO RELATED PARTIES (CONTINUED)

[2]  Loans from stockholders:

     During the three months ended March 31, 2000, the Company borrowed an additional $203,000 from stockholders under notes which are repayable in 180 days, at a stated interest rate of 14% per annum. Interest accrued on these and previous notes at June 30, 2000 amounted to $74,466. Interest expense on the notes during the six months ended June 30, 2000 and 1999, amounted to $47,182 and $30,064, respectively. During the period ended June 30, 2000, notes payable totaling $125,000 and accrued interest of $32,277 were repaid by the issuance of 157,277 shares of common stock. In connection with borrowings during the three months ended March 31, 2000 and extension agreements of loans previously outstanding, during the six months ended June 30, 2000 190,000 shares of common stock valued at $289,500 were issued. Also during the three months ended March 31, 2000, 145,000 shares of common stock issuable in connection with an extension agreement (previously valued at $276,750) were issued. During the period subsequent to June 30, 2000, holders of notes with outstanding principal balances of $75,000 converted their notes, together with accrued interest, into shares of common stock and holders of notes with outstanding principal balances of $550,000 extended the repayment of their loans to January 20, 2001. During the six months ended June 30, 2000, amortization of debt discount amounted to $102,683.

NOTE C - STOCKHOLDERS' EQUITY

[1] As of June 30, 2000, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.

[2] During June 2000, the Company sold 500,000 shares of its common stock at $.50 per share for total proceeds of $250,000.

NOTE D - COMMITMENTS AND OTHER COMMENTS

[1]  Lease agreement:

     Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $12,000 and $3,000 during the six months ended June 30, 2000 and 1999, respectively.

     Included in general and administrative expenses is rent expense for the above and other rentals which totaled $20,443 and $6,953 for the six months ended June 30, 2000 and 1999, respectively.

[2]  Finder's fee agreement:

     On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of June 30, 2000, no amounts were due under this agreement.

[3]  Executive compensation:

     For the six months ended June 30, 2000 and 1999, respectively, the Company incurred management fees of $78,000 and $78,000, payable to its Chief Executive Officer. For the six months ended June 30, 2000 and 1999, respectively, the Company incurred management fees of $78,000 and $78,000 to its President.

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

During the quarter ending June 30, 2000, the Company disposed of its Bolivian subsidiary, Skobol, a.s., for $150,000, payable by promissory note over a three year period. During the final quarter of fiscal 1997, the Company had executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company plans to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary, which has not progressed as well as planned. The basic reason the Company acquired the Bolivian operation was to establish an entity for the sale of used Tatra trucks, a procedure which would be necessary in order to arrange a leasing program for new Tatra trucks, assuming the acquisition of Tatra by the Company would be completed. At the time of the acquisition, the economy of neighboring country Brazil, was very positive. However, shortly after the acquisition, the economy of Brazil deteriorated and, therefore, caused economic hardship for Bolivia, as Bolivia had always been very dependent upon the economic benefits of a positive Brazilian economy. Because the Tatra acquisition has not been concluded, because of the Brazil economic deterioration, and because the performance of the subsidiary without the Tatra program was still in a loss situation, management determined that plans to dispose of the subsidiary would be necessary and, in early year 2000, the Company executed an agreement to sell the subsidiary. The sale closed on June 30, 2000.

Just before the end of the Quarter ending June 30, 2000, the Czech government took control of Investicni A Postovni Banka
(IPB) and shortly afterwards transferred ownership of its assets to Ceskoslovenska Obchodni Banka (CSOB), which is the primary depository bank for the Company. Management expects discussions and negiotiations to begin during the third quarter of 2000, and believes there is a good likelihood that a favorbale conclusion can be attained for the acquisition of the increased shares and the bank debt of Moravan now believed to be held by CSOB. During the quarter ending March 31, 2000, the Company had executed a Confidentiality Agreement with Investicni A Postovni Banka, which is the creditor bank to Moravan and which was the party in the Czech Commercial Court which objected to the Moravan share increase attempted by the Company during 1999. The Agreement provided for the negotiation of the Company's possible acquisition of the Moravan debt held by the bank. During 1999, the Company had executed an agreement providing for the Company's acquisition of a majority of shares of Czech aircraft manufacturer, Moravan, a.s. The agreement, providing for the issuance of additional shares of Moravan equal to fifty-five percent of the subsequent outstanding shares, had been approved by the Company's board and by the shareholders of Moravan, a.s. Under Czech law, such an increase of shares must be registered by the Commercial Court to be effective, a process which can take an extended period of time and towards which any third parties may object. There were objections and there has been no registration in the Commercial Court. The Company had begun negotiations with IPB, the largest creditor of Moravan to purchase the bank debt of Moravan on discounted terms. Until such time that the objections are settled and the Commercial Court registers the new shares, there is no closing of the acquisition. The Company has no substantive funds or capital at risk until and unless such a closing occurs.

During the last quarter of 1999, the Czech government-owned Konsolidacni Bank took over ownership of and the process of disposing of Tatra. During the quarter ending March 31, 2000, Konsolidacni Banka engaged the Czech Revitalization Agency, a subsidiary if the Konsolidacni Banka, to perform the process of selling Tatra. A Confidential Memorandum was sent to the Company regarding the proposed sale, a Confidentiality Agreement was signed, and discussions have subsequently begun with various parties in the Czech Republic which are connected with Tatra and its sale process. In accordance to the requirements of the Memorandum, on June 12, 2000, the Company submitted its letter requesting negotiations with the Revitalization Agency to begin for the Company's proposed acquisition of Tatra. Management believes that the process is being conducted transparently and professionally, and that the Company has a reasonable chance of acquiring ownership of Tatra.

During the quarter ending June 30, 2000, and in preparation for the planned acquisition of Tatra, the Company hired Mr. Henry Keifer to become its General Manager and Vice Chairman of the Board of Tatra, a.s., subject to the closing of such an acquisition. Mr. Kiefer, a 32 year veteran with PACCAR, has operated heavy-truck manufacturing facilities in the U.S., England, Russia, and Australia. Upon the acquisition, Kiefer will reside in the Czech Republic. A graduate of the University of Washington and the Stanford University Executive Program, Kiefer began his career with the Kenworth division of PACCAR.
His career later included positions as Managing Director of PACCAR Australia, President and Managing Director of PACCAR U.K., and General Manager of Kenworth Truck. His foreign experience includes six years in England, three years in Russia, and two years in Australia.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted substantial of its time and effort to negotiating the acquisition of Tatra,a. s., and arranging strategic alliances related for Tatra rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the result of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ended March 31, 2000, the Company shipped $70,240 and none during the quarter ended June 30, 2000.

Operating expenses for the six months ended June 30, 2000, were $1,353,413 less than in the six months ended June 30, 1999. Non-cash operating expenses such as depreciation, amortization and payment for consulting services by issuance of stock were insignificant during the six months ended June 30, 2000. The Company's net loss of $976,750 for the six months ended June 30, 2000, includes certain non-cash charges as follows:

        Depreciation and Amortization        $     400
        Issuance of common stock and
          amortization of debt discount
          in connection with loans             392,183
                                             ---------
        TOTAL NON-CASH CHARGES               $ 392,583

Accordingly, the Company's cash loss before the above charges amounted to approximately $584,167, which includes almost
$100,000 of expenses due to interest and discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

At the end of June 2000, the Company had a working capital deficit of $801,818. However, when considering shareholder loans to be long term debt, the working capital deficit is $102,352. Net cash used for the Company's operating activities for the six months ended June 30, 2000 amounted to $582,054, whereas the net cash used for operating activities for the six months ended June 30, 1999 amounted to $308,807. Net cash provided by financing activities in the six months ended June 30, 2000 was $436,297 compared to $357,578 for the six months ended June 30, 1999. Therefore, total cash at the end of the six months ended June 30, 2000 was $25,136 compared to $90,422 at the end of the six months ended June 30, 1999.

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

August 15, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                             August 15, 2000
Ronald A. Adams, Director and Chairman
(Principal Executive Officer and Principal
Financial Officer)