Form 10QSB/A
period 2000-06-30
SDC INTERNATIONAL INC \DE\
filed 2000-09-06
CIK 1005841

United States
                        Securities and Exchange Commission
                             Washington, D. C. 20549


                                 Form 10-QSB/A

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

     SDC International, Inc. hereby files this Amendment No. 1 on Form 10-QSB/A to correct a typographical error contained in its Condensed Consolidated Statements of Cash Flows on Page F-6,
Part I, Item. 1 of its Quarterly Report on Form 10-QSB for the period ended June 30, 2000. The "Proceeds from sale of common stock" is modified to reflect proceeds of $250,000 which amount was inadvertently, incorrectly reported as $200,000.

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
                                 =========   ========   ===========   ===========   =============    ============    ===========




See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

                                                      Six Months       Six Months
                                                         Ended           Ended
                                                        June 30,        June 30,
                                                         2000             1999
                                                     ------------     ------------
Cash flows from operating activities:
Net loss                                             $   (976,750)    $ (2,463,909)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                             800           24,716
    Amortization of debt discount                         102,683          154,396
    Expenses paid by issuance of stock                    289,500        1,645,042
    Beneficial conversion feature of
      convertible notes                                         0           68,380
    Gain on sale of subsidiary                            (98,278)
    Loans in excess of loss from operations
      of discontinued subsidiary                           24,416           76,687
    Changes in:
      Inventory                                            51,500          104,174
      Security deposits                                         0           20,000
      Prepaid expenses                                     15,000                0
      Accounts payable and accrued
        expenses                                          (53,280)         (10,358)
      Accrued interest                                     62,355           72,064
                                                     ------------     ------------
       Net cash used in operating activities             (582,054)        (308,807)

Cash flows from financing activities:

  Proceeds from sale of common stock                      250,000           50,000

  Proceeds of loans from related parties                  203,000          315,000
  Repayment of loans from related parties                 (16,703)          (7,422)
                                                     ------------     ------------
       Net cash provided by financing activities          436,297          357,578
                                                     ------------     ------------

Net (decrease) increase in cash                          (145,757)          48,771
Cash, beginning of period                                 170,893           41,651
                                                     ------------     ------------
Cash, end of period                                  $     25,136     $     90,422
                                                     ============     ============
Supplemental cash disclosures:
  Cash paid for interest                                              $     19,581
Supplemental disclosure of noncash
  investing and financing activities:
    Issuance of common stock issuable                $    742,500
    Issuance of common stock in payment of
      loan payable to stockholder                    $    771,387     $    813,601



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

September 6, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Ronald A. Adams                             September 6, 2000
Ronald A. Adams, Director and Chairman
(Principal Executive Officer and Principal
Financial Officer)