Form 10QSB
period 2000-09-30
SDC INTERNATIONAL INC \DE\
filed 2000-11-16
CIK 1005841

United States
                    Securities and Exchange Commission
                         Washington, D. C. 20549

                              Form 10-QSB

                              (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES ACT OF 1934

           For the quarterly period ended September 30, 2000

                                 OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number 0-27520

                        SDC International, Inc.
       ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

      Delaware                                           75-2583767
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

777 S. Flagler   Suite 800W
W. Palm Beach, Florida                                     33401
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)


            Issuer's telephone number:   (561) 882-9300
                                         --------------

    Securities registered under Section 12(b) of the Act:   None


         Securities registered under Section 12(g) of the Act:

                       Common Stock, Par value $0.001
                       ------------------------------
                              (Title of class)

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

                   Yes [ ]                  No [ ]


                APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 9,922,383 shares outstanding as of September 30, 2000.

               SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX



PART 1 - FINANCIAL INFORMATION:

ITEM 1 - CONDOLIDATED BALANCE SHEETS

Condensed Consolidated Balance Sheet (Unaudited)
September 30, 2000                                                    F-1

Condensed Consolidated Statements of Operations
(Unaudited) for the three months ended September 30, 2000
and September 30, 1999                                                F-2


Condensed Consolidated Statements of Operations
(Unaudited) for the nine months ended September 30, 2000
and September 30, 1999                                                F-3


Condensed Consolidated Statements of Stockholders'
(Deficiency) (Unaudited) for the nine months ended
September 30, 2000                                                    F-4

Consolidated Statements of Cash Flows (Unaudited)
for the nine months ended September 30, 2000 and
September 30, 1999                                                    F-5

Notes to Consolidated Financial Statements                         F-6 - F-7


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 8


PART II - OTHER INFORMATION                                            12


SIGNATURES                                                             13

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheet

                                                    September 30,
                                                        2000
                                                    -------------
ASSETS
Current assets:
  Cash                                              $      96,222
  Inventory                                                22,906
  Note receivable - current portion                        50,000
                                                    -------------
       Total current assets                               169,128

Machinery and equipment, net                                3,953
Cash - restricted                                          81,243
Note receivable - non-current portion                     100,000
                                                    -------------
                                                    $     354,324
                                                    =============
LIABILITIES
Current liabilities:
   Due to related parties, including accrued
   interest of $68,813                              $     637,485
                                                    -------------

Commitments

STOCKHOLDERS' DEFICIENCY
Common stock $.001 par value, 10,000,000
   shares authorized, 9,922,383 shares
   issued and outstanding                                   9,922
Additional paid-in capital                             17,457,790
Accumulated deficit                                   (17,750,873)
                                                    -------------
                                                         (283,161)
                                                    -------------

                                                    $     354,324
                                                    =============



See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations



                                               Three Months       Three Months
                                                   Ended             Ended
                                               September 30,      September 30,
                                                   2000              1999
                                               -------------      -------------
Sales                                                             $       52,486
Cost of sales                                                             57,605
                                                                  --------------
Gross loss                                                                (5,119)
                                                                  --------------
Expenses:
  Selling, general and administrative,
    including $105,703 and $412,500
    paid by issuance of stock                  $     381,201             641,235
  Depreciation and amortization                          400              12,358
                                               -------------       -------------
            Total expenses                           381,601             653,593
                                               -------------       -------------

Loss from operations before interest
  expense                                           (381,601)		         (658,712)

  Interest expense including amortization
    of debt discount                                 (61,425)           (152,419)
                                               -------------       -------------

Loss from continuing operations                     (443,026) 		        (811,131)

  Loss from operations of discontinued
    subsidiary                                                           (44,042)
                                               -------------       -------------

Net loss                                       $    (443,026)      $    (855,173)
                                               =============       =============
Net loss per share - Basic and diluted:
   Loss from continuing operations                $ (0.05)             $ (0.11)
   Loss from operations of discontinued
     subsidiary                                      0.00                (0.01)
                                                  -------              -------
        Net loss                                  $ (0.05)             $ (0.12)
                                                  =======              =======

Weighted average shares outstanding              9,537,000            7,201,000
                                                 =========            =========




See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Operations


                                                  Nine Months       Nine Months
                                                     Ended             Ended
                                                 September 30,     September 30,
                                                      2000             1999
                                                 -------------     -------------

Sales                                            $      70,240     $     169,472
Cost of sales                                           67,078           182,004
                                                 -------------     -------------
Gross profit (loss)                                      3,162           (12,532)
                                                 -------------     -------------

Expenses:
  Selling, general and administrative,
   including $105,703 and $1,773,171
   paid by issuance of stock                           980,501         2,570,032
  Depreciation and amortization                          1,200            37,074
                                                 -------------     -------------
       Total expenses                                  981,701         2,607,106
                                                 -------------     -------------

Loss from operations before interest
  expense                                             (978,539)       (2,619,638)

  Interest expense including amortization
    of debt discount                                  (515,098)         (578,714)
                                                 -------------     -------------

Loss from continuing operations                     (1,493,637)       (3,198,352)

  Gain on sale of discontinued subsidiary               98,278                 0
  Loss from operations of discontinued
    subsidiary                                         (24,416)         (120,729)
                                                 -------------     -------------

Net loss                                         $  (1,419,775)    $  (3,319,081)
                                                 =============     =============
Net loss per share - Basic and diluted:
  Loss from continuing operations                   $ (0.17)           $ (0.50)
  Income (loss) from discontinued operations           0.01              (0.02)
                                                    -------            -------
       Net loss                                     $ (0.16)           $ (0.52)
                                                    =======            =======

Weighted average shares outstanding                9,007,000          6,317,000
                                                   =========          =========





See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Consolidated Statements of Stockholders' Deficiency
Nine Months Ended September 30, 2000


                                                                                                        Accumulated
                                                                                                         Foreign
                                     Common Stock          Additional      Common                        Currency
                                                  Par       Paid-in        Shares       Accumulated     Translation
                                   Shares        Value      Capital        Payable        Deficit       Adjustment     Totals
                                  ---------    --------   ------------    ----------   -------------   -----------   ------------

Balance - December 31, 1999       7,745,004    $  7,745   $ 14,504,770    $  918,224   $(16,331,098)   $    24,224   $  (876,135)
Issuance of common stock in
  connection with loan
  agreements                        235,000         235        330,047                                                   330,282
Issuance of common stock in
  repayment of short-term loan      938,054         938        850,551                                                   851,489
Issuance of common stock in
  connection with services           95,000          95        105,607                                                   105,702
Issuance of common stock            457,000         457        917,767      (918,224)                                          0
Sale of common stock              1,296,645       1,296        748,204                                                   749,500
Contribution of capital            (844,320)       (844)           844                                                         0
Comprehensive loss:
  Foreign currency translation
    Adjustment                                                                                             (24,224)      (24,224)
  Net loss for the period                                                                (1,419,775)                  (1,419,775)
                                                                                                                     -----------
  Total comprehensive loss                                                                                            (1,443,999)
                                  ---------    --------   ------------    ----------   ------------    -----------   -----------
Balance - September 30, 2000      9,922,383    $  9,922   $ 17,457,790    $        0   $(17,750,873)   $         0   $  (283,161)
                                  =========    ========   ============    ==========   ============    ===========   ===========





See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows


                                                       Nine Months       Nine Months
                                                          Ended             Ended
                                                      September 30,     September 30,
                                                           2000             1999
                                                      -------------     -------------

Cash flows from operating activities:
  Net loss                                            $  (1,419,775)    $  (3,319,081)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                             1,200            37,074
    Amortization of debt discount                           102,683           192,641
    Expenses paid by issuance of stock                      435,984         2,150,679
    Beneficial conversion feature of
      convertible notes                                           0            68,380
    Gain on sale of subsidiary                              (98,278)
    Loans in excess of loss from operations
      of discontinued subsidiary                             24,416            80,729
    Changes in:
      Inventory                                              51,500           161,780
      Security deposits                                           0            20,000
      Prepaid expenses                                       15,000                 0
      Accounts payable and accrued expenses                (203,674)          (20,358)
      Accrued interest                                       83,476            93,101
                                                      -------------     -------------
        Net cash used in operating activities            (1,007,468)         (535,055)
                                                      -------------     -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                       749,500             50,000
  Proceeds of loans from related parties                   203,000            600,000
  Repayment of loans from related parties                  (19,703)           (37,421)
                                                      -------------     -------------
        Net cash provided by financing activities           932,797           612,579
                                                      -------------     -------------

Net (decrease) increase in cash                             (74,671)           77,524
Cash, beginning of period                                   170,893            41,651
                                                      -------------     -------------
Cash, end of period                                   $      96,222     $     119,175
                                                      =============     =============
Supplemental cash disclosures:
  Cash paid for interest                                                $      19,581

Supplemental disclosure of noncash investing
  and financing	activities:
   Issuance of common stock issuable                  $     918,224
   Issuance of common stock in payment of loan
    payable to stockholder                            $     851,489     $   1,178,807




See notes to condensed consolidated financial statements

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
September 30, 2000


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

During the year ended August 31, 1997, as a result of financial difficulties encountered by Diesel, the Company discontinued selling Diesel's products. During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. In December 1999, the Company's Board of Directors adopted a plan to dispose of the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements. During June 2000, the subsidiary was sold and in connection therewith, the Company received a note to be repaid in installments of $50,000 on each of June 30, 2001, 2002 and 2003. During the period ended September 30, 2000, the Company has continued its attempts to acquire entities in the Czech Republic and has been incurring expenses in connection therewith.

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

SDC INTERNATIONAL, INC. AND SUBSIDIARY

Notes to Condensed Consolidated Financial Statements
September 30, 2000


NOTE B - DUE TO RELATED PARTIES (CONTINUED)

[2]  Loans from stockholders:

     During the nine months ended September 30, 2000, the Company borrowed an additional $203,000 from stockholders under notes which are repayable in 180 days, at a stated interest rate of 14% per annum. Interest accrued on these and previous notes at September 30, 2000 amounted to $68,813. Interest expense on the notes during the nine months ended September 30, 2000 and 1999, amounted to $83,646 and $, respectively. During the nine months ended September 30, 2000, notes payable totaling $200,000 and accrued interest of $37,378 were repaid by the issuance of 323,944 shares of common stock. In connection with borrowings during the nine months ended September 30, 2000 and extension agreements of loans previously outstanding, during the nine months ended September 30, 2000, 235,000 shares of common stock valued at $330,282 were issued. Also during the nine months ended September 30, 2000, 215,000 shares of common stock issuable in connection with an extension agreement (previously valued at $426,438) were issued. During the three months ended September 30, 2000, holders of notes with outstanding principal balances of $550,000 extended the repayment of their loans to January 20, 2001. During the nine months ended September 30, 2000, amortization of debt discount amounted to $102,683.

NOTE C - STOCKHOLDERS' EQUITY

[1] As of September 30, 2000, the Company has outstanding warrants to purchase a total of 180,000 shares of common stock at exercise prices of $2.00 and $2.50 per share, of which 130,000 expire in 2000 and 50,000 expire in 2003. These warrants had been issued to consultants during 1998.

[2] From April 2000 through September 2000, the Company sold 1,296,645 shares of its common stock at various prices for total proceeds of $749,500.

NOTE D - COMMITMENTS AND OTHER COMMENTS

[1]  Lease agreement:

     Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $18,000 and $3,000 during the nine months ended September 30, 2000 and 1999, respectively.

     Included in general and administrative expenses is rent expense for the above and other rentals which totaled $35,549 and $16,793 for the nine months ended September 30, 2000 and 1999, respectively.

[2]  Finder's fee agreement:

     On May 20, 1996, the Company entered into a finder's fee agreement with Prime Charter, Ltd ("Prime") for a period of ten years, renewable for additional five-year periods. Pursuant to such agreement, any sales to entities introduced to the Company by Prime results in a finder's fee to Prime of two percent of the gross sales price or ten percent of the adjusted gross profit resulting from the sales. Such payments are due 45 days after each quarter-annual calendar period. As of September 30, 2000, no amounts were due under this agreement.

[3]  Executive compensation:

     For the nine months ended September 30, 2000 and 1999, respectively, the Company incurred management fees of $124,000 and $117,000, payable to its Chief Executive Officer. For the nine months ended September 30, 2000 and 1999, respectively, the Company incurred management fees of $144,000 and $117,000 to its President.

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

The Company has recently reactivated its efforts toward acquiring a majority interest in Czech aircraft manufacturer, Moravan, a.s. During 1999, the Company had executed an agreement providing for the Company's acquisition of a majority of shares of Czech aircraft manufacturer, Moravan, a.s. The agreement, providing for the issuance of additional shares of Moravan equal to fifty-five percent of the subsequent outstanding shares, had been approved by the Company's board and by the shareholders of Moravan, a.s. Under Czech law, such an increase of shares must be registered by the Commercial Court to be effective, a process which can take an extended period of time and towards which any third parties may object. There were objections and there has been no registration in the Commercial Court. The Company had begun negotiations with IPB, the largest creditor of Moravan to purchase the bank debt of Moravan on discounted terms. Until such time that the objections are settled and the Commercial Court registers the new shares, there is no closing of the acquisition. During the quarter ending March 31, 2000, the Company had executed a Confidentiality Agreement with Investicni A Postovni Banka, which is the creditor bank to Moravan and which was the party in the Czech Commercial Court which objected to the Moravan share increase attempted by the Company during 1999. The Agreement provided for the negotiation of the Company's possible acquisition of the Moravan debt held by the bank. In June, 2000, the Czech government took control of Investicni A Postovni Banka (IPB) and shortly afterwards transferred ownership of its assets to Ceskoslovenska Obchodni Banka (CSOB), which is the primary Czech depository bank for the Company (SDC). During the quarter ending September 30, 2000, management began new discussions with CSOB as the successor to IPB towards the Company's plan to purchase the debt and shares of Moravan from CSOB. The Company believes there is a good likelihood that a favorable conclusion can be attained for the acquisition of the shares and bank debt of Moravan now held by CSOB. The Company has no substantive funds or capital at risk until and unless such an acquisition occurs.

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

During the quarter ending June 30, 2000, and in preparation for the planned acquisition of Tatra, the Company hired Mr. Henry Keifer to become its General Manager and Vice Chairman of the Board of Tatra, a.s., subject to the closing of such an acquisition. His career includes positions as Managing Director of PACCAR Australia, President and Managing Director of PACCAR U.K., and General Manager of Kenworth Truck. His foreign experience includes six years in England, three years in Russia, and two years in Australia.

In compliance with the request of the Revitalizaton Agency of the Czech Republic, on August 28, 2000, the Company submitted its offer to acquire Tatra, a.s. There have been, and continue to be, numerous meetings with the Revitalization Agency regarding the Company's offer. Management believes that the process is being conducted transparently and professionally, and that the Company has a reasonable chance of acquiring ownership of Tatra. However, as the Company has executed a Confidentiality Agreement with the Revitalization Agency, until the negotiations are concluded, either by termination or by execution of a purchase agreement, the Company cannot and will not publicly disclose any information regarding such matters.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted substantial of its time and effort to negotiating the acquisition of Tatra, a. s., and arranging strategic alliances related for Tatra rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the result of marketing efforts by the Company. The Company records revenue when products are shipped. During the quarter ended March 31, 2000, the Company recorded revenue of $70,240 and none during the quarters ended June 30, 2000 and September 30, 2000.

Operating expenses for the nine months ended September 30, 2000, were $1,625,405 less than in the nine months ended September 30, 1999. The Company's net loss of $1,419,775 for the nine months ended September 30, 2000, compared to a net loss of $3,319,081 for the nine months ended September 30, 1999, includes certain non-cash charges as follows:


                                     Year 2000           Year 1999
                                    -----------         -----------

 Depreciation and Amortization      $   103,883		       $   298,095
 Expenses paid by Issuance of
  common stock                          435,984           2,150,679
                                    -----------         -----------
 TOTAL NON-CASH CHARGES             $   539,867		       $ 2,448,774



Accordingly, the Company's nine month cash loss before the above charges amounted to approximately $879,907 in 2000 and $870,307 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

  At the end of September 2000, the Company had a working capital deficit of $468,357, which was less than its working capital deficit at the end of June 2000 which was $ 801,818. However, when considering shareholder loans to be long term debt, the working capital is a positive $169,128 rather than a deficit at September 30, 2000. Net cash used for the Company's operating activities for the nine months ended September 30, 2000 amounted to $1,007,468, whereas the net cash used for operating activities for the nine months ended June 30, 1999 amounted to $535,055. Net cash provided by financing activities in the nine months ended September 30, 2000 was $932,797 compared to $612,579 for the nine months ended September 30, 1999. Total cash at the end of the nine months ended September 30, 2000 was $96,222 compared to $25,136 at the end of June, 2000 and $119,175 at the end of the nine months ended September 30, 1999.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring possible sources of additional capital and is reviewing possible methods to obtain such additional capital, as needed. There is no assurance that such financing or capital will be available at the time when such capital may be needed. Upon founding the Company in 1994, 10,000,000 shares of common stock of the Company were authorized. The Company plans to increase its authorized shares of common stock up to 25,000,000 authorized and to authorize up to 25,000,000 shares of preferred stock. These authorizations will be necessary in order to effect capitalization to be applied for acquisition of targeted companies and companies which may be targeted for acquisition in the future, according to the business plans of the Company.

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



                                      SDC INTERNATIONAL, INC.



                                      BY:/s/Ronald A. Adams
                                         ----------------------------
                                         Ronald A. Adams, Chairman

November 13, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                      SDC INTERNATIONAL, INC.



                                      BY:/s/Ronald A. Adams
                                         ----------------------------
                                         Ronald A. Adams, Chairman

November 13, 2000