Form 10KSB
period 2000-12-31
SDC INTERNATIONAL INC \DE\
filed 2001-03-12
CIK 1005841

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549


                                  Form 10-KSB

                                  (Mark One)
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934


                       For the year ended December 31, 2000
                                          -----------------

                                     OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-27520


                            SDC International, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                          75-2583767
-------------------------------                          -------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


             777 S. Flagler  8th Floor West
             W. Palm Beach, Florida                  33401
             ------------------------------        ----------
                 (Address of principal             (Zip code)
                   executive offices)


                    Issuer's telephone number (561) 882-9300
                                              --------------


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

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock on December 31, 2000 (consisting of Common Stock, $0.001 par value per share) held by non-affiliates was approximately $4,824,612 based upon the average bid and asked prices for such Common Stock on said date ($0.75), as reported by a market maker. On such date, there were 10,881,703 shares of the Registrant's Common Stock outstanding.

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

SDC International, Inc., (hereinafter referred to as the "Company") is a Delaware corporation formed in June, 1994 to market, sell, and finance Eastern and Central European industrial products such as diesel generators, co-generation equipment, electric metering systems, on/off-road trucks, tractors, and transport equipment such as buses, trolleys, trams, and airfreight containers. Because of a lack of working capital condition within the manufacturers of such equipment, the products could not be delivered in an acceptable time period to the customers of the Company. Therefore, in 1998, the Company redirected its efforts toward identifying and acquiring manufacturers of such products, provided that the quality and global market potential was deemed significant by the Company. Presently, the Company is working to acquire such manufacturing companies.

The Company has acted as an exclusive distributor of Skoda Diesel engines in North, South and Central America, under an exclusive license from Skoda Diesel, now known as Diesel International, a.s., ("Diesel"). Diesel products are principally piston combustion diesel, gas, and bio-gas engines whose applications include locomotive and stationary engines for the generation and co-generation of electric power and complete energy for a variety of purposes. In April 1997, the Company acquired by merger the Panamanian company representing Tatra, a Czech truck manufacturer with ISO certification, to market and sell Tatra products in South and Central America. In 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, due to changes within the organization of the seller of Tatra, which were beyond the control of the Company, the transaction has not been consummated, and the Company continues its efforts toward the Tatra acquisition. Tatra is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the Tatra truck. Tatra has ISO 9001 certification and Tatra trucks meet all Euro II regulations.

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

The Company has recently reactivated its efforts toward acquiring a majority interest in Czech aircraft manufacturer, Moravan, a.s. During 1999, the Company had executed an agreement providing for the Company's acquisition of a majority of shares of Czech aircraft manufacturer, Moravan, a.s. The agreement, providing for the issuance of additional shares of Moravan equal to fifty-five percent of the subsequent outstanding shares, had been approved by the Company's board and by the shareholders of Moravan, a.s. Under Czech law, such an increase of shares must be registered by the Commercial Court to be effective, a process which can take an extended period of time and towards which any third parties may object. There were objections and there has been no registration in the Commercial Court. Until such time that the objections are settled and the Commercial Court registers the new shares, there is no closing of the acquisition. During the first half of year 2000, the Company had executed a Confidentiality Agreement with Investicni A Postovni Banka, which is the creditor bank to Moravan and which was the party in the Czech Commercial Court which objected to the Moravan share increase attempted by the Company during 1999. The Agreement provided for the negotiation of the Company's possible acquisition of the Moravan debt held by the bank. In June, 2000, the Czech government took control of Investicni A Postovni Banka (IPB) and shortly afterwards transferred ownership of its assets to Ceskoslovenska Obchodni Banka (CSOB), which is the primary Czech depository bank for the Company (SDC). During the quarter ending December 31, 2000, management began new discussions with CSOB as the successor to IPB towards the Company's plan to purchase the debt and shares of Moravan from CSOB. The Company believes that a favorable conclusion can be attained for the acquisition of the shares and bank debt of Moravan now held by CSOB. The Company has no substantive funds or capital at risk until and unless such an acquisition occurs.

During the last quarter of 1999, the Czech government-owned Konsolidacni Bank took over ownership of and the process of disposing of Tatra. During the first quarter of 2000, Konsolidacni Banka engaged the Czech Revitalization Agency, a subsidiary of the Konsolidacni Banka, to perform the process of selling Tatra. A Confidential Memorandum was sent to the Company regarding the proposed sale, a Confidentiality Agreement was signed, and discussions have subsequently begun with various parties in the Czech Republic which are connected with Tatra and its sale process. In accordance to the requirements of the Memorandum, on June 12, 2000, the Company submitted its letter requesting negotiations with the Revitalization Agency to begin for the Company's proposed acquisition of Tatra.

The Company, represented by Chairman Ronald Adams, President Milota Srkal, and strategic Board Advisor General Alexander Haig, met in Prague, Czech Republic, with Prime Minister Milos Zeman, Deputy Minster of Finance Mladek, Deputy Minister of Foreign Affairs Hynek Kmonicek, Minister of Defense Jan Vetchy, and Chairman of Konsolidacni Banka Ziegler. During the meetings, the Company discussed its plans for Tatra and expressed its determination to acquire the ownership of Tatra as is being offered by Konsolidacni Banka and the Revitalization Agency.

During June, 2000, in preparation for the planned acquisition of Tatra, the Company hired Mr. Henry Keifer to become its General Manager and Vice Chairman of the Board of Tatra, a.s., subject to the closing of such an acquisition. His career includes positions as Managing Director of PACCAR Australia, President and Managing Director of PACCAR U.K., and General Manager of Kenworth Truck. His foreign experience includes six years in England, three years in Russia, and two years in Australia.

In the last quarter of year 2000, the Company established a strategic shareholder relationship with Terex Corporation. Providing SDC is successful in acquiring Tatra, the Company would utilize Terex's extensive global network for Tatra's distribution. Terex, with over 2 billion dollars in annual revenues, has a worldwide network of dealers in over 1000 locations within more than 60 countries. Additionally, Tatra could introduce Terex products in areas where Tatra has been a prevalent supplier, such as Russia, India, and China.

In compliance with the request of the Revitalization Agency of the Czech Republic, on August 28, 2000, the Company submitted its offer to acquire Tatra, a.s. As the sale process moves forward, there have been, and continue to be, numerous meetings with the Revitalization Agency regarding the Company's offer. The Company's due diligence is being updated during the first half of 2001, and the Company believes the sale process should be concluded during the summer of 2001. Management believes that the Company has a reasonable chance of acquiring ownership of Tatra. However, as the Company has executed a Confidentiality Agreement with the Revitalization Agency, until the negotiations are concluded, either by termination or by execution of a purchase agreement, the Company cannot and will not publicly disclose any information regarding such matters.

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

The Tatra factory has been struggling with a lack of operating capital for several years and was burdened with bank credits of more than US$120,000,000. These bank credits were converted into equity during June, 2000. Tatra revenues in 2000 were approximately US$200,000,000 compared to US$172,000,000 in 1999. Tatra reported a profit of approximately US$6,000,000 for 2000 compared to a loss of approximately US$20,000,000 for 1999. This financial situation and lack of adequate working capital is similar to that of most other East European manufacturers who have had to reorganize to market their products to new markets and customers after the disintegration of the Communist economic system. The Company was not able to maintain a sales and marketing program in South America due to the fact that Tatra was unable to process orders unless the customer prepaid a large portion of the purchase price and was willing to wait up to six months for delivery because the Tatra factory first needed the prepaid funds from orders before obtaining components for producing the trucks ordered. These two circumstances made the Tatra product not competitive in the South American marketplace.


Skobol, s.a. - Bolivia
----------------------

During the final quarter of fiscal 1997, the Company executed an acquisition agreement with Czech trading company Motokov International which provided for the Company's acquisition of the Motokov subsidiary in Bolivia, Skobol, s.a. Skobol is a thirty-eight year old distributor of Czech products within Bolivia, and the Company planned to use this subsidiary as its base to expand throughout that region of South America with the other Czech products offered by the Company. The acquisition closed effective September 30, 1997. During 1999, management reevaluated its Bolivian subsidiary and determined that disposal of the subsidiary should be planned by the Company. In June 2000, the Company disposed of this subsidiary.


General
-------

In the case of purchase and resale of manufactured products, the Company would be dependent upon foreign suppliers for its products. As such, the Company faces risk of the inability to obtain products in the event of production problems at these suppliers due to labor problems, governmental regulations, working capital deficiencies, political unrest and other problems which may result in the inability of these suppliers to fulfill orders of the Company and over which the Company has no control. In the event these suppliers were unable to fulfill the Company's orders, it might have to suspend its business until such supply problems were corrected by the supplier or until alternative suppliers were located, none of which can be assured. Additionally, although the Company pays its suppliers in U.S. Dollars, currency fluctuations may adversely affect the prices charged by the Company. The Company's sales are made in U.S. Dollars but currency fluctuations may make its prices non-competitive to its customers. Due to the Company's newer focus on joint venture or acquisition projects with such manufacturers, the Company is dependent upon joint venture or acquisition agreements being executed, and the ability of the Company to complete satisfactory due diligence, convert financial information to United States Generally Accepted Accounting Principles, and arrange financing for any such transactions deemed appropriate for the Company. Additionally, there is also the potential for political instability in the foreign governments of countries in which the Company conducts its business, which may result in a loss of the Company's assets located there.



Item 2.  DESCRIPTION OF PROPERTY
         -----------------------

The Company has its primary offices at 777 S. Flagler, 8th Floor West, W. Palm Beach, FL 33401, where corporate, sales and marketing functions are performed. The offices are inside a twelve story facility owned by an unrelated party. The Company also rents office space from its Chairman on a month to month basis. The Company, through its subsidiary, SDC Prague, s.r.o., leases an office at Vaclavske nam. 66, Prague, Czech Republic, for its activities in the Czech Republic. The annual office rental payments of the company total approximately $45,000, and are on a month to month basis.

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


Item 3.   LEGAL PROCEEDINGS
          -----------------

          None


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

On November 13, 2000, the holders of 55% of the outstanding shares of the Company's common stock executed a written consent adopting a charter amendment which provided for the increase in the number of authorized shares of common stock, par value $0.001 of the Company from 10,000,000 shares to 25,000,000 shares, and provided for authorizing of 25,000,000 shares of preferred stock, par value $0.001, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company's

Board of Directors from time to time. Pursuant to rules and regulations promulgated by the Securities and Exchange Commission, an information statement was sent to all holders of record on November 13, 2000.

There were no other matters submitted to a vote of the security holders during its fiscal years ending December 31, 2000 or December 31, 1999.



                            PART II
                            -------

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          --------------------------------------------------------

The Company's Common Stock was approved on July 29, 1996 by the National Association of Securities Dealers (NASD) for trading on the Over-the-Counter Bulletin Board system. The following table sets forth representative high closing ask and low closing bid quotes as reported by a market maker, during the period from January 1, 2000 through December 31, 2000. Bid quotations reflect prices between dealers, do not include resale mark-ups, mark-downs or other fees or commissions, and does not necessarily represent actual transactions.


    Calendar period                      Low bid            High ask
    ---------------                      -------            --------
January, 2000 - March, 2000               1.25               2.125
April, 2000 - June, 2000                  0.625              1.3125
July, 2000 - September, 2000              0.6875             2.625
October, 2000 - December, 2000            0.50               1.53125



As of December 31, 2000, there were approximately 1100 holders of record of the Company's Common Stock. As of December 31, 2000, the number of shares of Common Stock outstanding of the Company was 10,881,703.

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



Item 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ----------------------------------------------------------------

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

In April 1997, the Company acquired by merger the Panamanian company representing Tatra, a Czech truck manufacturer with ISO certification, to market and sell Tatra products in South and Central America. In 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, due to changes within the organization of the seller of Tatra, which were beyond the control of the Company, the transaction has not been consummated, and the Company continues its efforts toward the Tatra acquisition. Tatra is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with the an air cooled diesel engine and a solid central backbone tube with swing half axles, both features being unique features of the Tatra truck. Tatra has ISO 9001 certification and Tatra trucks meet all Euro II regulations.

During the last quarter of 1999, the Czech government-owned Konsolidacni Bank took over ownership of and the process of disposing of Tatra. During the first quarter of 2000, Konsolidacni Banka engaged the Czech Revitalization Agency, a subsidiary if the Konsolidacni Banka, to perform the process of selling Tatra. A Confidential Memorandum was sent to the Company regarding the proposed sale, a Confidentiality Agreement was signed, and discussions have subsequently begun with various parties in the Czech Republic which are connected with Tatra and its sale process. In accordance to the requirements of the Memorandum, on June 12, 2000, the Company submitted its letter requesting negotiations with the Revitalization Agency to begin for the Company's proposed acquisition of Tatra.

During June, 2000, in preparation for the planned acquisition of Tatra, the Company hired Mr. Henry Keifer to become its General Manager and Vice Chairman of the Board of Tatra, a.s., subject to the closing of such an acquisition. His career includes positions as Managing Director of PACCAR Australia, President and Managing Director of PACCAR U.K., and General Manager of Kenworth Truck. His foreign experience includes six years in England, three years in Russia, and two years in Australia.

In the last quarter of year 2000, the Company established a strategic shareholder relationship with Terex Corporation. Providing SDC is successful in acquiring Tatra, the Company would utilize Terex's extensive global network for Tatra's distribution. Terex, with over 2 billion dollars in annual revenues, has a worldwide network of dealers in over 1000 locations within more than 60 countries. Additionally, Tatra could introduce Terex products in areas where Tatra has been a prevalent supplier, such as Russia, India, and China.

In compliance with the request of the Revitalization Agency of the Czech Republic, on August 28, 2000, the Company submitted its offer to acquire Tatra, a.s. As the sale process moves forward, there have been, and continue to be, numerous meetings with the Revitalization Agency regarding the Company's offer. The Company's due diligence is being updated during the first half of 2001, and the Company believes the sale process should be concluded during the summer of 2001. Management believes that the Company has a reasonable chance of acquiring ownership of Tatra. However, as the Company has executed a Confidentiality Agreement with the Revitalization Agency, until the negotiations are concluded, either by termination or by execution of a purchase agreement, the Company cannot and will not publicly disclose any information regarding such matters.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.


RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

The Company has devoted substantial amounts of its time and effort to negotiating the acquisition of Tatra, a. s., and arranging strategic alliances related to Tatra rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are primarily the result of orders received by the Company rather than the result of marketing efforts by the Company. The Company records revenue when products are shipped. During the year ended December 31, 2000, the Company recorded revenue of $70,240.

Operating expenses for the year ended December 31, 2000, were $1,338,458 compared to $3,206,696 in the year ended December 31, 1999. The Company's net loss of $1,851,782 for the year ended December 31, 2000, compared to a net loss of $4,781,580 for the year ended December 31, 1999, includes certain non-cash charges as follows:


                                       Year 2000       Year 1999
                                      -----------     -----------
   Depreciation and amortization      $   387,352     $ 1,384,521
   Expenses paid by issuance of
     common stock                         235,028       2,110,679
                                      -----------     -----------
   TOTAL NON-CASH CHARGES             $   622,380     $ 3,495,200


Accordingly, the Company's year end cash loss before the above charges amounted to approximately $1,229,402 in 2000 and $1,286,380 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At the end of December 2000, the Company had a net working capital deficiency of $591,040 compared to a net working capital deficiency of $1,062,893 at the end of December 1999. However, certain of the current liabilities are owed to Company shareholders (see Financial Statement Note G[2]). Therefore, if these liabilities were considered long term rather than current, the Company would have a positive net working capital of $59,005. Net cash used for the Company's operating activities for the year ended December 31, 2000 amounted to $1,208,711, whereas the net cash used for operating activities for the year ended December 31, 1999 amounted to $720,724. Net cash provided by financing activities in the year ended December 31, 2000 was $1,012,851 compared to $850,677 for the year ended December 31, 1999. Total cash at December 31, 2000 was $56,276 compared to $170,893 at December 31, 1999.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring possible sources of additional capital and is reviewing possible methods to obtain such additional capital, as needed.
There is no assurance that such financing or capital will be available at the time when such capital may be needed. Upon founding the Company in 1994, 10,000,000 shares of common stock of the Company were authorized. In December, 2000, the Company increased its authorized shares of common stock to 25,000,000 authorized and authorized 25,000,000 shares of preferred stock. These authorizations were necessary in order to effect capitalization to be applied for acquisition of targeted companies and companies which may be targeted for acquisition in the future, according to the business plans of the Company.

Negative cash flows from the Company's pursuit of acquisitions are anticipated to continue until the Company has reached agreement, if any can be reached, providing for an acquisition and then only if suitable financing of any such acquisition is received by the Company. The Company acknowledges that there is no assurance that it will be able to obtain suitable capital or financing at the time of any such acquisition. In the event the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

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

         None.



                            PART III
                            --------


Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          ----------------------------------------------------------

The Directors, Executive Officers, Promoters, and Control Persons of the Company, with a brief description, are as follows:

Name                   Age     Position
----                   ---     --------

Ronald A. Adams        50      Chairman, Chief Executive Officer and
                               Director
Milota K. Srkal        55      President, Chief Operating Officer
                               and Director
Henry S. Green, Jr.    68      Secretary and Director


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

Ronald Harbour, is President of Harbour and Associates, Inc., an SDC shareholder and acquisition partner. Harbour and Associates is a prominent Detroit-based manufacturing and management firm specializing in improving quality, productivity and profitability of car and truck manufacturing plants. Their client list includes BMW, Ford Motor Company, DaimlerChrysler, General Motors Corporation, Fiat, S.P.A., Nissan Motor Corporation, Toyota Motor Corporation and many others. Harbour is, also, the publisher of the "Harbour Report", the recognized analysis report of manufacturing in the American automotive industry and which is the industry benchmark for international comparisons and analyses of productivity, capacity utilization and plant profitability.


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5 was required for such persons, the Company believes that, other than as disclosed below, during the fiscal year ending December 31, 2000, all filing requirements applicable to officers, directors and greater than 10% beneficial owners were complied with.


Item 10.  EXECUTIVE COMPENSATION
          ----------------------

The Company's Chairman and President both received compensation in the form of management fees amounting to $156,000 each during the fiscal year 2000, plus normal and reasonable automobile and medical insurance reimbursements.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The following table contains information as of December 31, 2000, as to the number of Shares of Common Stock which is beneficially owned by (i) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each person who is a Director of the Company, and
(iii) all persons as a group who are Directors and Officers of the Company, and as to the percentage of the outstanding Shares held by said individuals or entities. There is only one issued class of security of the Company, Common Stock, as of December 31, 2000.

Title of Class:  Common Equity Shares


                                       Number of Shares           Percentage of
Name                                       Owned (1)           Outstanding Shares (2)
----                                   ----------------        ------------------

Ronald A. Adams (3)                         650,000                   5.97
777 S. Flagler  8th Floor West
W. Palm Beach, FL 33401

Milota K. Srkal (4)                         650,000                   5.97
777 S. Flagler  8th Floor West
W. Palm Beach, FL 33401

Henry S. Green, Jr. (5)                     402,000                   3.69
2065 Montgomery Street
Ft. Worth, TX 76107

Emanon Partners                           1,149,972                  10.57
c/o Schaenen Capital Management
200 Park Avenue   Suite 3900
New York, NY  10106




Contd...
                                       Number of Shares           Percentage of
Name                                       Owned (1)           Outstanding Shares (2)
----                                   ----------------        ------------------

Mayweather, BelAir, Paramour Group         852,193                    7.83
c/o SDC International
777 S. Flagler  8th Floor West
W. Palm Beach, FL 33401

Sam Eyde                                   744,722                    6.84
c/o SDC International
777 S. Flagler  8th Floor West
W. Palm Beach, FL 33401

All Officers and Directors               1,702,000                   15.64



(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.
(2) These percentages are calculated on 10,881,703 outstanding shares of common stock as of December 31, 2000.
(3) Chairman, Chief Executive Officer, Director; Includes shares in name of WCG Holdings, Inc., which is majority owned by Chairman of the Company, and family members.
(4)  President, Chief Operating Officer and Director.
(5) Secretary and Director; Includes shares owned by Double Seal Ring Company, Inc., which is controlled by family of Secretary of the Company.


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

The Company's Chairman has served as a Financial Advisor to Skoda Diesel and Double Seal, and is a majority beneficial shareholder of WCG Holdings, Inc. The Company's President served as the President of GGB, the Central and South American distributor for Tatra, a.s., which the Company purchased by merger in 1997. As of December 31, 2000, the Company owed the Chairman $18,672 and the President $21,217. In addition, the Company leases its executive office on a month to month basis from its Chief Executive Officer. Rent expense under the arrangement amounted to $24,000 during each of the years ended December 31, 2000 and 1999.


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

                  (d) Exclusive Agency Agreement dated August 21, 1997, between Metall Kraft, s.r.o., and SDC International, Inc.

                  (e) Purchase and Sale Agreement dated 18th day of November, 1997 between SDC International, Inc. and Motokov International, joint stock company.

             (4) Definitive Information Statement filed on December 5, 2000 by Registrant's Form 14C file number 0-27520.

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



Date:  03-09-01                         /s/Ronald A. Adams
                                        Ronald A. Adams, Director
                                        and Chairman (Principal
                                        Executive Officer and
                                        Principal Financial Officer)


Date:  03-09-01                        /s/Henry S. Green, Jr.
                                       Henry S. Green, Jr., Director

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
SDC International, Inc.
Palm Beach, Florida

We have audited the accompanying balance sheet of SDC International, Inc. (the "Company") as of December 31, 2000 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of SDC International, Inc. as of December 31, 2000, and the consolidated results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.



Richard A. Eisner & Company, LLP

New York, New York
February 7, 2001

SDC INTERNATIONAL, INC.


Balance Sheet
December 31, 2000

ASSETS
Current assets:
  Cash                                                          $      56,276
  Inventory                                                            10,906
  Note receivable - current portion,
    net of unrealized gain of $32,759                                  17,241
                                                                -------------
      Total current assets                                             84,423

Fixed assets, net                                                       3,553
Note receivable - noncurrent portion,
  net of unrealized gain of $65,519                                    34,481
                                                                -------------
                                                                $     122,457
                                                                =============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                         $      25,418
  Due to related parties, including
  accrued interest of $81,373                                         650,045
                                                                -------------
Total current liabilities                                             675,463
                                                                -------------

Commitments (Note J)

STOCKHOLDERS' DEFICIENCY
Preferred stock $.001 par value,
  25,000,000 shares authorized,
  none issued and outstanding
Common stock $.001 par value,
  25,000,000 shares authorized,
  10,881,703 shares issued and outstanding                             10,881
Additional paid-in capital                                         17,618,993
Accumulated deficit                                               (18,182,880)
                                                                -------------
                                                                     (553,006)
                                                                -------------
                                                                $     122,457
                                                                =============
See notes to financial statements

SDC INTERNATIONAL, INC.


Consolidated Statements of Operations

                                                  Year Ended December 31,
                                               ------------------------------
                                                  2000               1999
                                               -----------       ------------

Sales                                          $    70,240       $    221,959
Cost of sales                                       79,078            245,716
                                               -----------       ------------
Gross loss                                          (8,838)           (23,757)

Expenses:
  Selling, general and administrative,
    including $235,028 and
    $2,110,679 paid by issuance of stock         1,338,458          3,155,721
  Loss on impairment of agency rights                                             50,975
                                               -----------       ------------
     Total expenses                              1,338,458          3,206,696
                                               -----------       ------------

Loss from operations before interest expense    (1,347,296)        (3,230,453)

Interest expense, net of interest income
  of $1,888 and $4,004, including
  amortization of debt discount of
  $385,752 and $1,344,698                          480,070          1,494,028
                                               -----------       ------------

Loss from continuing operations                 (1,827,366)        (4,724,481)

Discontinued operations:
  Loss from operations of discontinued
    subsidiary                                     (24,416)           (57,099)
                                               -----------       ------------
Net loss                                       $(1,851,782)      $ (4,781,580)
                                               ===========       ============
Per share - basic and diluted:
  Loss from continuing operations                $ (0.19)           $ (0.68)
  Loss from discontinued operations                                   (0.01)
                                                 -------            -------
Net loss                                         $ (0.19)           $ (0.69)
                                                 =======            =======

Weighted average shares outstanding             9,605,000          6,887,000
                                                =========          =========




See notes to financial statements

SDC INTERNATIONAL, INC.




Consolidated Statements of Stockholders' Deficiency

                                                                                                       Accumulated
                                                                                                         Foreign
                                       Common Stock         Additional      Common                       Currency
                                                   Par       Paid-in        Shares      Accumulated    Translation
                                     Shares       Value      Capital        Payable       Deficit      Adjustment       Total
                                    ---------    -------   ------------   ---------   --------------   -----------    -----------

Balance - January 1, 1999           4,671,917    $ 4,672   $ 10,570,673   $  70,875   $ (11,549,518)   $    33,406    $  (869,892)
Issuance of common stock in
  connection with private
  placement memorandum                 25,000         25         49,975                                                    50,000

Issuance of common stock in
  connection with loan
  agreements                          179,000        179        328,635                                                   328,814

Issuance of common stock to
  consultants and employees
  for services                      1,144,191      1,144      2,109,535                                                 2,110,679

Issuance of common stock in
  repayment of short-term
  loans and accrued interest        1,724,896      1,725      1,303,094                                                 1,304,819

Beneficial conversion feature
  related to notes issued                                       142,858                                                   142,858

Common shares (377,000) to be
  issued in connection with
  extension of loans                                                        821,313                                       821,313

Common shares (26,000) to be
  issued in connection with
  exercise of options                                                        26,036                                        26,036

Comprehensive loss:
  Foreign currency translation
  adjustment                                                                                                (9,182)        (9,182)

Net loss for the year ended
  December 31, 1999                                                                      (4,781,580)                   (4,781,580)
                                                                                                                       ----------
Total comprehensive loss                                                                                               (4,790,762)
                                    ---------    -------   ------------   ---------   --------------   -----------    -----------
Balance - December 31, 1999         7,745,004      7,745     14,504,770     918,224      (16,331,098)       24,224       (876,135)

Issuance of common stock in
  connection with loan
  agreements                          250,000        250        282,819                                                   283,069

Issuance of common stock to
  consultants and employees
  for services                        195,000        195        234,833                                                   235,028

Issuance of common stock in
  repayment of short-term
  loans and accrued interest          938,054        938        850,550                                                   851,488

Issuance of common stock payable      457,000        457        917,767    (918,224)                                            0

Sale of common stock                1,396,645      1,396        828,154                                                   829,550

Return of shares by officers of
  the Company                        (100,000)      (100)           100                                                         0

Comprehensive loss:
  Foreign currency translation
    adjustment                                                                                             (24,224)       (24,224)

  Net loss for the year ended
    December 31, 2000                                                                     (1,851,782)                  (1,851,782)

  Total comprehensive loss                                                                                             (1,876,006)
                                   ----------    -------   ------------   ---------   --------------   -----------    -----------
Balance - December 31, 2000        10,881,703    $10,881   $ 17,618,993   $       0   $  (18,182,880)  $         0    $  (553,006)





See notes to financial statements

SDC INTERNATIONAL, INC.




Consolidated Statements of Cash Flows

                                                          Year Ended December 31,
                                                          2000              1999
                                                    -------------      -------------

Cash flows from operating activities:
Net loss                                            $  (1,851,782)     $  (4,781,580)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                             1,600             39,823
  Amortization of debt discount                           385,752          1,344,698
  Expenses paid by issuance of stock                      235,028          2,110,679
  Loss from operations of discontinued subsidiary          24,416
  Loans to discontinued subsidiary in excess
    of loss from operations                                                  (15,026)
  Loss on disposal of fixed assets                                             8,501
  Loss on impairment of agency rights                                         50,975
  Changes in:
    Inventory                                              63,500            228,817
    Security deposits                                                         48,894
    Prepaid expenses and other current assets              15,000
    Accounts payable and accrued expenses                (178,256)           115,774
    Accrued interest                                       96,031            127,721
                                                    -------------      -------------
      Net cash used in operating activities            (1,208,711)          (720,724)
                                                    -------------      -------------

Cash flows from investing activities:
  Decrease (increase) in restricted cash                   81,243               (711)
                                                    -------------      -------------
      Net cash provided by (used in)
      investing activities                                 81,243               (711)
                                                    -------------      -------------
Cash flows from financing activities:
  Proceeds of loans from related parties                  200,000            859,641
  Repayment of loans from related parties                 (16,699)           (85,000)
  Proceeds from exercise of options                                           26,036
  Proceeds from sale of stock, net                        829,550             50,000
                                                    -------------      -------------
      Net cash provided by financing
      activities                                        1,012,851            850,677
                                                    -------------      -------------

Net (decrease) increase in cash                          (114,617)           129,242
Cash, beginning of year                                   170,893             41,651
                                                    -------------      -------------
Cash, end of year                                   $      56,276      $     170,893
                                                    =============      =============
Supplemental cash flow disclosure:
  Cash paid for interest                            $         175      $      19,862

Supplemental disclosures of noncash
  investing and financing activities:
    Issuance of common stock in payment of
      stockholder loans and accrued interest        $     851,488      $   1,304,819
    Common stock issued or issuable in
      connection with extension of
      or entering into stockholder loans            $     283,069      $   1,150,127





See notes to financial statements

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE A - THE COMPANY AND BASIS OF PREPARATION

The accompanying financial statements include the accounts of SDC International, Inc., (the "Company") and, through the date of disposition on June 30, 2000, its wholly-owned subsidiary Skobol, s.a. ("Skobol") after elimination of all significant intercompany transactions and balances. In addition, the Company has an inactive subsidiary in the Czech Republic. During the years ended December 31, 2000 and 1999, the Company has been attempting to acquire or enter into a joint venture with manufacturing entities in Central and Eastern Europe and has been incurring expenses in connection therewith (see Note C.)

During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. On June 30, 2000, the Company sold the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements (see Note K.)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred recurring net losses and used net cash in operating activities and as of December 31, 2000, has a working capital deficiency and a stockholders' deficiency. As described in Note G[2], on February 7, 2001, the maturity date of notes payable to a stockholder amounting to $550,000 plus accrued interest of $81,373 at December 31, 2000 was extended from January 1, 2001 to the earlier of 10 days after the closing of a planned acquisition (see Note J[4]) or January 20, 2002. In addition, subsequent to December 31, 2000 through February 7, 2001, the Company raised $340,000 through the sale of common shares. Continuation of the Company as a going concern is dependant upon
(i) the Company achieving profitable operations through acquisitions or joint ventures which requires obtaining financing (see Note J[5]) and (ii) obtaining debt and/or equity financing to fund operating expenses to be incurred until an acquisition or joint venture is consummated. Management anticipates any additional financing required to fund operating expenses to be incurred through December 31, 2001, or repay outstanding loans which are not converted into common stock, will be obtained from existing stockholders. However, there is no assurance that the Company can obtain required financing, make any acquisitions or that profitable operations can be achieved.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[1]	Inventory:

Inventory, which consists of miscellaneous replacement parts and equipment for trucks, is stated at the lower of cost (determined on a first-in, first-out basis) or market.

[2]	Fixed assets:

Fixed assets are recorded at cost. Maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight line method over the estimated useful lives of the assets as follows:

        Computer software       3 years
        Computer equipment      5 years
        Leasehold improvements  5 years

Fixed assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conducting such review, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write down is required. If such cash flows are less than the asset's carrying amount, the asset is written down to estimated fair value.

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[3]	Net loss per share:

In calculating basic and diluted net loss per share, the Company uses the weighted average number of common shares outstanding plus common shares issuable principally in connection with the extension of loans during the respective years. No shares issuable upon exercise of outstanding warrants (see Note I[4]) have been included in the computation of diluted net loss per share as their effect is anti-dilutive.

[4]	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

[5]	Fair value:

The carrying value of cash, accounts payable, and amounts due to related parties approximates fair value. The Company is accounting for the sale of Skobol using the installment method, and accordingly, it is not deemed practicable to estimate the fair value of the note received by the Company in connection therewith (see Note K).

[6]	Revenue recognition and concentrations:

Revenue, which consists principally of sales of trucks acquired from Tatra, a.s. ("Tatra"), a Czech truck manufacturer, is recognized when products are shipped. Sales in 2000 consisted of shipments to one truck customer and one parts customer in the Czech Republic, representing 73% and 27% of sales, respectively. Sales in 1999 consisted of shipments of four trucks to three customers in the Czech Republic, representing 50%, 25% and 25% of sales.

[7]	Comprehensive income (loss):

SFAS No. 130, "Reporting Comprehensive Income" establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income (loss) as defined, includes all changes in equity (net assets) during a period from nonowner sources. Comprehensive loss for 2000 and 1999 consists of the net loss and the change in the accumulated foreign currency translation adjustment.


NOTE C - ACQUISITION AGREEMENT

In August 1999, an agreement was entered into with Moravan, a.s., an aircraft manufacturer in the Czech Republic, whereby the Company agreed to acquire Moravan common shares representing a 55% interest for 640,000,000 Czech Crowns or approximately $17,018,000 based on the exchange rate in effect at December 31, 2000, payable 30% at closing with the balance within twelve months thereof. Closing of the agreement is subject to registering the shares to be issued to the Company in Commercial Court as required by Czech law, a process which can take an extended period of time and towards which any third parties may object. Objections have been raised by third parties. As of February 7, 2001, the objections have not been settled and the shares have not been registered.

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE D- FIXED ASSETS

Fixed assets consist of the following at December 31, 2000:

       Computer and software           $    5,436
       Leasehold improvements               2,550
                                       ----------
                                            7,986
       Less accumulated depreciation       (4,433)
                                       ----------
                                       $    3,553
                                       ==========


Depreciation expense amounted to $1,600 and $1,597 for the years ended December 31, 2000 and 1999, respectively.

During September 1994, the Company issued 448,350 shares of common stock to Diesel International, a.s. ("Diesel"), a company formed in the Czech Republic and one of the founding stockholders of the Company, as consideration for machinery and equipment valued by an appraisal and for book purposes at $4,469,064. The machinery and equipment, formerly used in the manufacture of diesel engines, is located in the Czech Republic in the Diesel facilities. As a result of the financial difficulties of Diesel, the status and future use of the machinery and equipment, which is no longer in service, was uncertain. Further, the Company had no facilities that could be used to house the machinery and equipment. As a result, during 1997, the Company recorded a loss on impairment of the machinery and equipment in the amount of $3,467,320, representing the remaining undepreciated balance. During 1999, the Company abandoned the machinery and equipment and accordingly wrote off the cost ($4,013,183) of the remaining equipment ($468,308 had been written off in prior years) against the related accumulated depreciation and valuation allowance previously recorded.


NOTE E - AGENCY RIGHTS

On April 24, 1997, the Company acquired for 48,000 common shares valued at $36,000 all the issued and outstanding common stock of Golden Grove Business, Inc. ("GGB"), a Panama corporation, whose sole asset was an exclusive agency contract with Tatra to market and sell Tatra's products in Columbia with the right of first refusal to become the exclusive distributor for other countries of South and Central America. GGB was merged into the Company and the Company assumed GGB's liabilities amounting to $116,903 at the date of the merger.
The Company was amortizing such agency rights over the estimated remaining useful life of four years. As the Company did not anticipate generating future sales sufficient to recover the remaining unamortized balance of the agency rights, the Company recorded a loss on impairment of the agency rights in 1999 in the amount of $50,975, representing the remaining unamortized balance at December 31, 1999.


NOTE F- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2000:

     Accounts payable        $   12,418
     Compensation                13,000
                             ----------
                             $   25,418
                             ==========

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE G - DUE TO RELATED PARTIES

[1]	Line-of-credit:

During June 1998, the Company obtained an unsecured $500,000 line-of-credit from a stockholder with a stated interest rate of 14% per annum. Principal and interest were payable on December 8, 1998. The agreement provided that the principal balance of the line-of-credit and any outstanding accrued interest may, at the stockholder's option, be converted into common stock at $1.00 per share. The conversion price of the line-of-credit agreement ($500,000) was less than the aggregate market price ($1,140,600) of the common stock obtainable on conversion on the date of the agreement. In connection therewith, additional interest expense of $500,000 related to the beneficial conversion feature, limited to the proceeds of the line-of-credit, was charged to operations for the year ended December 31, 1998 with a corresponding credit to additional paid-in capital. By agreement with the stockholder, the maturity date of the line-of-credit was extended to December 31, 1999. In connection therewith, the Company agreed to issue 54,000 common shares quarterly until maturity. This resulted in additional interest expense of $394,875 for the year ended December 31, 1999. During the year ended December 31, 2000, the Company issued 216,000 common shares which were issuable at December 31, 1999 (and included in common stock payable) under such agreement.

Interest expense on the line-of-credit during the years ended
December 31, 2000 and 1999 amounted to $15,169 and $464,875, respectively, including additional interest referred to above. The Company's effective interest rate for borrowings under the agreement, amounted to 80% during 1999. On March 2, 2000, the $500,000 outstanding balance of the note, together with accrued interest of $114,110, was converted into 614,110 shares of common stock.

[2]	Loans from stockholders:

During 2000 and 1999, the Company borrowed $200,000 and $850,000, respectively, from stockholders by issuing unsecured notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. At maturity in January 1999, two notes originated in 1998, convertible into common shares at 70% of market value with aggregate principal balances of $250,000 had their maturity dates extended to July 1999. In connection therewith, their conversion terms were modified to provide for conversion into common shares at 50% of market value from 70% of market value. The aggregate market price of the common stock obtainable on conversion at the date of modification amounted to $500,000. In connection therewith, debt discount of $142,858 related to the modification of the beneficial conversion feature was charged to operations for the year ended December 31, 1999 with a corresponding credit to additional paid-in capital. During 1999, holders of notes with outstanding principal balances of $1,225,000 converted their notes, together with accrued interest of $79,819, into 1,724,896 shares of common stock. During 2000, holders of notes with outstanding principal balances of $200,000 converted their notes, together with accrued interest of $37,378, into 323,944 shares of common stock. As of December 31, 2000, outstanding balances payable under notes amounted to $568,672, together with accrued interest of $81,373. On February 7, 2001, a shareholder holding promissory notes totaling $550,000, with accrued interest amounting to $81,373, agreed to extend the repayment date of the notes from January 1, 2001, to the earlier of 10 days after the closing of a planned acquisition (see Note J[4]) or January 20, 2002.

In connection with these borrowings, during the years ended December 31, 2000 and 1999, the Company issued to the stockholders, as additional consideration, 250,000 and 179,000 shares of common stock valued at $283,069 and $328,814, respectively. In addition, during 1999, in connection with the extension of the maturity of certain loans the Company agreed to issue 215,000 additional common shares valued at $426,438 in connection with these borrowings. Such shares which were included in common stock payable at December 31, 1999, were issued during the year ended December 31, 2000. Such amounts have been accounted for as debt discount. The Company's effective rate for these borrowings, including debt discount, ranged from 14% to 123% and from 14% to 402% during the years ended December 31, 2000 and 1999, respectively. During the years ended December 31, 2000 and 1999, interest expense on the notes amounted to $466,614 and $1,032,954, respectively, including amortization of debt discount.

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE H - INCOME TAXES

Deferred tax assets represent the future tax return consequences of net operating loss carryforwards and differences between the financial statement and tax bases of assets and liabilities.

At December 31, 2000, the Company has net operating loss carryforwards for federal income tax purposes of approximately $17,212,000 expiring in the years 2009 through 2020.

The reconciliation of the income tax benefit applicable to continuing operations computed at the federal statutory tax rate to the income tax benefit in the consolidated statement of operations for both the years included December 31, 2000 and 1999 is as follows:

     Federal statutory tax benefit                       (34)%
     Increase in valuation allowance                      34 %
                                                        ----
     Income tax benefit in statement of operations         0 %
                                                        ====

As of December 31, 2000, the net deferred tax asset consists of the following:

     Deferred tax assets:
     Net operating loss carryforwards       $ 5,852,000
     Valuation allowance                     (5,852,000)
                                            -----------
     Net deferred tax asset                 $         0
                                            ===========


At December 31, 2000, a valuation allowance has been provided to offset the deferred tax asset since management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized. Increases in the valuation allowance amounted to $545,000 and $1,844,000 during the years ended December 31, 2000 and 1999, respectively. As a result of the changes in ownership resulting from the various sales and issuances of stock, the Company may be unable to utilize some or substantially all of its previously available net operating loss carryforwards in accordance with the provisions of Section 382 of the Internal Revenue Code.


NOTE I - STOCKHOLDERS' EQUITY

[1]	During the years ended December 31, 2000 and 1999, the Company sold, pursuant to rule 505, Regulation D, an aggregate of 1,396,645 and 25,000 common shares yielding proceeds net of offering costs of $829,550 and $50,000, respectively (see Note L[1]).

[2]	On September 5, 1997, the Company established a Nonqualified Stock
Option Plan (the "1997 Plan") pursuant to which 750,000 shares of common stock are reserved for issuance. On October 29, 1998, the Company established a second Nonqualified Stock Option Plan (the "1998 Plan") pursuant to which 500,000 shares of common stock are reserved for issuance. On December 26, 2000, the Company established a third Nonqualified Stock Option Plan (the "2000 Plan") pursuant to which
500,000 shares of common stock are reserved for issuance. The option price per share is determined by the Board of Directors at the time any options are granted. The 1997, 1998 and 2000 Plans are designed to serve as an incentive for retaining qualified and competent persons who are key employees, consultants, representatives, officers and directors of the Company.

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE I - STOCKHOLDERS' EQUITY  (CONTINUED)

[2]	(continued)

During the years ended December 31, 2000 and 1999, the Company granted to consultants and employees options to purchase 100,000 (2000) and 26,000 (1999) common shares. The options, which had exercise prices of $0 (2000) and $1.00 (1999), were exercised immediately upon grant. The market value of the common shares on the date of grant, in excess of the exercise price, amounting to $112,500 (2000) and $0 (1999) were charged to expense. As of December 31, 2000 and 1999, no options were outstanding under the plans (see Note L[2] for additional information.)

[3]	During the year ended December 31, 2000, the Company issued 95,000 shares of restricted common stock in connection with services to the company valued at $122,528.

[4]	As of December 31, 2000, the Company has outstanding warrants to purchase a total of 50,000 shares of common stock at an exercise price of $2.50 per share, which expire in 2003. These warrants had been issued to consultants during 1998.

[5]	On May 11, 2000, the Company's Board of Directors authorized the repurchase over a ninety-day period of up to 500,000 shares to the Company's common stock. No shares were repurchased during the ninety-day period.

[6]	On December 27, 2000, the Company amended its certificate of incorporation to increase the shares it is authorized to issue to 50,000,000 consisting of 25,000,000 shares of common stock and 25,000,000 shares of preferred stock. The preferred stock may be issued in one or more series with such rights, preferences, privileges and restrictions as shall be fixed by the Company's Board of Directors from time to time.


NOTE J - COMMITMENTS AND OTHER COMMENTS

[1]	Lease agreement:

The Company leases its executive office on a month to month basis from its Chief Executive Officer. Rent expense under the arrangement amounted to $24,000 during each of the years ended December 31, 2000 and 1999.

In addition, the Company leases an office in the Czech Republic on a month-to-month basis. The rent expense for the years ended December 31, 2000 and 1999 totaled $10,800 and $7,200, respectively.

Included in general and administrative expenses is rent expense for the above and other rentals which totaled $45,130 and $33,074 for the years ended December 31, 2000 and 1999, respectively.

[2]	Executive compensation:

For each of the years ended December 31, 2000 and 1999, the Company incurred management fees of $156,000, payable to its Chief Executive Officer and $156,000 payable to its President.

[3]	Restricted cash:

During the year ended December 31, 2000, the Company recovered $81,243 of restricted cash which represented collateral under a performance bond posted as a condition of an agency agreement with Diesel. The performance bond was withdrawn as the Company did not anticipate any further sales of Diesel products.

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE J - COMMITMENTS AND OTHER COMMENTS  (CONTINUED)

[4]	Incentive compensation:

The Company has been negotiating to acquire Tatra, a.s. a Czech truck manufacturer. In connection therewith, on July 18, 2000 the Company's Board of Directors approved incentive stock and cash bonuses to be paid to the Company's chairman and its president as follows: (i) stock options were granted which are exercisable at $.10 per share, in a number of shares required to bring the number of shares owned by each officer to 10% each of the Company's outstanding stock at the time of the closing of the planned Tatra acquisition, including any shares issued which are related to the funding of the acquisition, such options to be exercisable upon the closing of the acquisition and expiring one year after such date and (ii) a cash bonus to be paid upon the close of the acquisition of $500,000 to each officer. The options are considered performance condition options and will require the Company to take a non-cash charge to earnings upon closing of the acquisition for the difference between the exercise price and the fair market value of the stock at the date of acquisition.

[5]	Equity financing agreement:

On September 12, 2000, the Company entered into an equity financing agreement with an entity pursuant to which the entity agreed to make $25 million available to the Company, through the purchase of convertible preferred stock, for acquisitions by the Company of at least a 50% interest in manufacturing companies located within Central and Eastern Europe. The agreement provides that (i) the entity holds the right to approve or reject any proposed acquisition submitted to it for financing, (ii) financing for the planned acquisition of Tatra a.s. is not covered and (iii) it remains in effect only with respect to acquisitions consummated within twelve months from the date of the agreement.


NOTE K - DISCONTINUED OPERATIONS

On November 18, 1997, the Company acquired 99.9% of the common stock of Skobol for $78,000. Skobol is a Bolivian corporation, which imports and sells at retail in Bolivia, light transportation and other equipment which is manufactured in the Czech Republic. On December 21, 1999, the Board of Directors of the Company authorized the sale of Skobol and on June 30, 2000, the Company sold its shares in Skobol in exchange for a $150,000 note payable in three installments of $50,000 plus interest at 6% on June 30, 2001, 2002 and 2003. Accordingly, the results of operations of Skobol, which are included in the accompanying financial statements through the date of sale, are shown as discontinued operations. As payment of the selling price consists solely of the note which is receivable over an extended period of time and the Company has no history with the note holder, or any other reasonable basis for estimating the degree of collectibility, the Company will recognize gain on sale of the subsidiary, which amounts to $98,278, as collections are received on the note using the installment method. In addition, interest income on the note will be recognized as received. The deferred gain includes the accumulated foreign currency translation gain of $24,224, previously included as a separate component of stockholders' equity.

Net sales of Skobol amounted to $50,772 and $155,305 in the years ended December 31, 2000 and 1999, respectively.

The functional currency of Skobol is its local currency. Accordingly, the subsidiary's operations are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period rates. Translation adjustments were included as a separate component of stockholders' deficiency through the date of sale. Gains and losses on currency transactions denominated in other than the local Bolivian currency are reflected in discontinued operations.

SDC INTERNATIONAL, INC.

Notes to Financial Statements
December 31, 2000 and 1999


NOTE L - SUBSEQUENT EVENTS

[1]	Subsequent to December 31, 2000 through February 7, 2001, the
Company sold, pursuant to rule 505, Regulation D, an aggregate of 825,000 common shares, yielding net proceeds of $340,000.

[2]	Subsequent to December 31, 2000 through February 7, 2001, the
Company granted options to purchase 250,000 common shares at $0 per share which were exercised immediately on grant. The market value of the common shares on the date of grant amounted to $156,250.