Form 10QSB
period 2001-03-31
SDC INTERNATIONAL INC \DE\
filed 2001-05-18
CIK 1005841

United States
                    Securities and Exchange Commission
                          Washington, D. C. 20549

                                Form 10-QSB

                                 (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

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

      777 S. Flagler, Suite 800W
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


                  Yes  [ ]                    No  [ ]


                 APPLICABLE ONLY TO CORPORATE ISSUERS


Common stock, par value $.001 per share: 12,018,703 shares outstanding as of March 31, 2001. Preferred stock, par value $.001 per share: no shares outstanding as of March 31, 2001

              SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX



ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheet (Unaudited)
March 31, 2001
                                                                       F-1

Condensed Statements of Operations
(Unaudited) for the three months ended March 31, 2001
and March 31, 2000                                                     F-2


Condensed Statements of Stockholders'
Deficiency (Unaudited) for the three months ended
March 31, 2001                                                         F-3

Condensed Statements of Cash Flows (Unaudited)
for the three months ended March 31, 2001 and March 31, 2000           F-6

Notes to Condensed Financial Statements                             F-7 - F-8


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8


PART II - OTHER INFORMATION                                             11


SIGNATURES                                                              12

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Balance Sheet (Unaudited)

                                                            March 31,
                                                              2001
                                                           -----------
ASSETS
Current assets:
  Cash                                                     $    41,450
  Inventory                                                     10,906
  Note receivable - current portion, net of
    unrealized gain of $32,759                                  17,241
                                                           -----------
          Total current assets                                  69,597

Machinery and equipment, net                                     3,153
Note receivable - noncurrent portion, net of
  unrealized gain of $65,519                                    34,481
                                                           -----------
                                                           $   107,231
                                                           ===========
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                    $     5,779
  Due to related parties, including accrued
    interest of $100,623                                       650,623
                                                           -----------
         Total current liabilities                             656,402
                                                           ===========

Commitments

STOCKHOLDERS' DEFICIENCY
Preferred stock $.001 par value, 25,000,000
  shares authorized, none issued and outstanding
Common stock $.001 par value, 25,000,000 shares
  authorized, 12,018,703 shares issued and outstanding          12,018
Additional paid-in capital                                  18,199,557
Accumulated deficit                                        (18,760,746)
                                                           -----------
                                                              (549,171)
                                                           -----------
                                                           $   107,231
                                                           ===========



See notes to financial statements                                        F-1

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Statements of Operations (Unaudited)


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,        March 31,
                                                       2001            2000
                                                  ------------    ------------

Sales                                                             $     70,240
Cost of sales                                                           67,078
                                                                  ------------
Gross profit                                                             3,162
                                                                  ------------

Expenses:
  Selling, general and administrative,
  including $203,500 and $0 paid by
  issuance of stock, respectively                 $    520,414         272,408
                                                  ------------    ------------
         Total expenses                                520,414         272,408
                                                  ------------    ------------

Loss from operations before interest expense          (520,414)       (268,846)

Interest expense including amortization of
  debt discount and $38,201 and $218,850 paid
  by issuance of stock, respectively                   (57,452)       (323,853)
                                                  ------------    ------------
Loss from continuing operations                       (577,866)       (592,699)

(Loss) income from operations of discontinued
  subsidiary                                                            (1,550)
                                                  ------------    ------------
Net loss                                          $   (577,866)   $   (594,249)
                                                  ============    ============

Net loss per share - Basic and diluted:
Loss from continuing operations                      $(0.05)           $(0.07)
Loss from operations of discontinued subsidiary                           Nil
                                                     ------            ------
Net loss                                             $(0.05)           $(0.07)
                                                     ======            ======

Weighted average shares outstanding                11,820,000        8,591,000
                                                   ==========        =========




See notes to financial statements                                        F-2

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Statement of Stockholders' Deficiency (Unaudited)


                                         Common Stock            Additional
                                                       Par        Paid-in      Accumulated
                                      Shares          Value       Capital         Deficit         Totals
                                    ----------      ---------   ------------   -------------   -------------

Balance - December 31, 2000         10,881,703      $  10,881   $ 17,618,993   $(18,182,880)   $   (553,006)
Issuance of common stock in
  connection with loan
   agreements                           45,000             45         38,156                         38,201
Issuance of common stock in
  connection with services to
  the Company                          317,000            317        203,183                        203,500
Sale of common stock                   775,000            775        339,225                        340,000
  Net loss for the period                                                          (577,866)       (577,866)
                                    ----------      ---------   ------------   ------------    ------------
Balance - March 31, 2001            12,018,703      $  12,018   $ 18,199,557   $(18,760,746)   $   (549,171)
                                    ==========      =========   ============   ============    ============





See notes to financial statements                                        F-3

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Statements of Cash Flows (Unaudited)


                                                  Three Months    Three Months
                                                      Ended           Ended
                                                    March 31,        March 31,
                                                       2001            2000
                                                  ------------    ------------
Cash flows from operating activities:
Net loss                                          $   (577,866)   $   (594,649)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                          400             400
    Amortization of debt discount
	66,875
    Expenses paid by issuance of stock                 241,701         218,850
    Loans in excess of loss from operations
      of discontinued subsidiary                                         1,550
    Changes in:
      Inventory                                                         51,500
      Prepaid expenses                                              	15,000
      Accounts payable and accrued expenses            (19,639)       (116,215)
      Accrued interest                                  19,250          38,992
                                                  ------------    ------------
        Net cash used in operating activities         (317,698)       (317,697)
                                                  ------------    ------------

Cash flows from financing activities:
Proceeds from sale of common stock                     340,000
Proceeds of loans from related parties                                 203,000
Repayment of loans from related parties                (18,672)        (12,203)
                                                  ------------    ------------
Net cash provided by financing activities              321,328         190,797
                                                  ------------    ------------

Net decrease in cash                                   (14,826)        126,900)
Cash, beginning of period                               56,276         170,893
                                                  ------------    ------------
Cash, end of period                               $     41,450    $     43,993
                                                  ============    ============


Supplemental disclosure of noncash investing
  and financing activities:
Issuance of common stock in payment stockholder
  loans and accrued interest                                      $    739,770





See notes to financial statements                                        F-4

SDC INTERNATIONAL, INC. AND SUBSIDIARY


Condensed Notes to Financial Statements (Unaduited)
March 31, 2001


NOTE A - THE COMPANY AND BASIS OF PREPARATION

The accompanying financial statements include the accounts of SDC International, Inc., (the "Company") and, through the date of disposition on June 30, 2000, its wholly-owned subsidiary Skobol, s.a. ("Skobol") after elimination of all significant intercompany transactions and balances. In addition, the Company has an inactive subsidiary in the Czech Republic. During the years ended December 31, 2000 and 1999, the Company has been attempting to acquire or enter into a joint venture with manufacturing entities in Central and Eastern Europe and has been incurring expenses in connection therewith.

During November 1997, the Company acquired the outstanding common stock of Skobol, a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. On June 30, 2000, the Company sold the subsidiary and, accordingly, the subsidiary has been accounted for as a discontinued operation in the accompanying financial statements.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 2000, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


NOTE B - DUE TO RELATED PARTIES

[1]	Loans from stockholders:

During 2000 and 1999, the Company borrowed $200,000 from stockholders by issuing unsecured notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. During 2000, holders of notes with outstanding principal balances of $200,000 converted their notes, together with accrued interest of $37,378, into 323,944 shares of common stock. As of March 31, 2001, outstanding balances payable under notes amounted to $550,000, together with accrued interest of $100,623. On February 7, 2001, the stockholder holding such notes agreed to extend the repayment date of the notes from January 1, 2001, to the earlier of 10 days after the closing of a planned acquisition or January 20, 2002. During the three months ended March 31, 2001 and 2000, interest expense on the notes amounted to $19,250 and $38,992, respectively.

NOTE C - COMMITMENTS AND OTHER COMMENTS

[1]      Lease agreement:

Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $6,000 and $6,000 during the three months ended March 31, 2001 and 2000, respectively.

Included in general and administrative expenses is rent expense for the above and other rentals which totaled $13,158 and $7,803 for the three months ended March 31, 2001 and 2000, respectively.

[3]	Executive compensation:

For the three months ended March 31, 2001 and 2000, respectively, the Company incurred management fees of $39,000 and $39,000, payable to its Chief Executive Officer.

For the three months ended March 31, 2001 and 2000, respectively, the Company incurred management fees of $39,000 and $39,000 to its President.

Item 2.     MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

SDC International, Inc., (hereinafter referred to as the "Company") is a Delaware corporation formed in June, 1994 originally to market, sell, and finance Eastern and Central European industrial products such as diesel generators, co-generation equipment, electric metering systems, on/off-road trucks, tractors, and transport equipment such as buses, trolleys, trams, and airfreight containers. Because of a lack of working capital condition within the manufacturers of such equipment, the products could not be delivered in an acceptable time period to the customers of the Company.

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

In compliance with the request of the Revitalization Agency of the Czech Republic, on August 28, 2000, the Company submitted its offer to acquire Tatra, a.s. As the sale process moves forward, there have been, and continue to be, numerous meetings with the Revitalization Agency regarding the Company's offer. The Company's due diligence is being updated during the first half of 2001.

Beginning in March, 2001, the Company initiated due diligence on location in the Tatra facility. The Company was represented in this effort by fourteen professionals, including four attorneys, five tax and audit personnel, and Company management. By early June, the Company expects to have concluded its final due diligence reports and to have received the initial draft of the acquisition agreement being prepared by Czech government representative in charge of the sale of Tatra. The Company believes it will conclude the agreement during June, 2001.

The Company believes closing of the sale of Tatra will be occur during late summer of 2001 and that the Company has a reasonable chance of acquiring approximately 92% ownership of Tatra. However, as the Company has executed a Confidentiality Agreement with the Revitalization Agency, until the negotiations are concluded, either by termination or by execution of a purchase agreement, the Company cannot and will not publicly disclose any information regarding such matters.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted substantial of its time and effort to negotiating the acquisition of Tatra, a. s., and arranging strategic alliances related for Tatra rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are not the result of marketing efforts by the Company. The Company records revenue when products are shipped.
During the quarter ended March 31, 2000, the Company recorded revenue of $70,240 and none during subsequent quarters.

Operating expenses for the three months ended March 31, 2001, were $248,006 more than in the three months ended March 31, 2000. The Company's net loss of $577,866 for the three months ended March 31, 2001 was less than the three month loss for the period ending March 31, 2000, which was $594,249. However, these losses include certain non-cash charges as follows:

                                 thru March 31, 2001    thru March 31, 2000
                                 -------------------    -------------------
Expenses paid by Issuance of
  common stock                        $  241,701             $  218,050
Amortization of Debt Discount                  0                 66,875
                                      ----------             ----------
TOTAL NON-CASH CHARGES                $  241,701             $  285,725


Accordingly, the Company's three month cash loss before the above charges amounted to approximately $336,165 in 2001 and $308,924 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

  At the end of March 31, 2001, the Company had a working capital deficit of $586,705, which was less than its working capital deficit at December 31, 2000, which was $ 591,040. However, when considering shareholder loans to be long term debt, the working capital is positive $63, 818 rather than a deficit at March 31, 2001. Net cash used for the Company's operating activities for the three months ended March 31, 2001 amounted to $317,698, whereas the net cash used for operating activities for the three months ended March 31, 2000 amounted to $317,697. Net cash provided by financing activities in the three months ended March 31, 2001 was $321,328 compared to $190,797 for the three months ended March 31, 2000. Total cash at March 31, 2001 was $41,450 compared to $43,993 at March 31, 2000 and $56,276 at December 31, 2000.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring possible sources of additional capital and is reviewing possible methods to obtain such additional capital, as needed. There is no assurance that such financing or capital will be available at the time when such capital may be needed. In December, 2000, the Company increased its authorized shares of common stock from 10,000,000 to 25,000,000 and authorized 25,000,000 shares of preferred stock. These authorizations were necessary in order to effect capitalization to be applied for acquisition of a targeted company and companies which may be targeted for acquisition in the future, according to the business plans of the Company.

Negative cash flows from the Company's pursuit of an acquisition are anticipated to continue until the Company has reached agreement, if any can be reached, providing for an acquisition and then only if suitable financing of any such acquisition is received by the Company. The Company acknowledges that there is no assurance that it will be able to obtain suitable capital or financing at the time of any such acquisition. In the event the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

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


                                   SDC INTERNATIONAL, INC.



                                   BY:  /s/Ronald A. Adams
                                      -------------------------
                                      Ronald A. Adams, Chairman

May 15, 2001


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                   SDC INTERNATIONAL, INC.



                                   BY:/s/Ronald A. Adams
                                      -------------------------
                                      Ronald A. Adams, Chairman,
                                      and Acting Chief Financial
                                      Officer
May 15, 2001