Form 10QSB
period 2001-06-30
SDC INTERNATIONAL INC \DE\
filed 2001-08-14
CIK 1005841

United States
                   Securities and Exchange Commission
                          Washington, D. C. 20549

                               Form 10-QSB

                                (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES ACT OF 1934

                For the quarterly period ended June 30, 2001
                                               -------------

                                    OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 0-27520


                          SDC International, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Delaware                                          75-2583767
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)

               777 S. Flagler, Suite 800W
               W. Palm Beach, Florida                          33401
               --------------------------                   ----------
                 (Address of principal
                   executive offices)                       (Zip code)


                  Issuer's telephone number:   (561) 882-9300


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

                  Yes  [ ]                    No  [ ]


                  APPLICABLE ONLY TO CORPORATE ISSUERS

Common stock, par value $.001 per share: 13,112,703 shares outstanding as of June 30, 2001. Preferred stock, par value $.001 per share: no shares outstanding as of June 30, 2001

               SDC INTERNATIONAL, INC. INDEX

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheet (Unaudited) June 30, 2001                      F-1

Condensed Statements of Operations
(Unaudited) for the three and six months ended June 30, 2001
and June 30, 2000                                                      F-2

Condensed Statement of Stockholders' Deficiency (Unaudited)
for the six months ended June 30, 2001                                 F-3

Condensed Statements of Cash Flows (Unaudited)
for the six months ended June 30, 2001 and June 30, 2000               F-4

Notes to Condensed Financial Statements                             F-5 - F-6

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

PART II - OTHER INFORMATION                                             11

SIGNATURES                                                              12

SDC INTERNATIONAL, INC.

Condensed Balance Sheet (Unaudited)

                                                                June 30,
                                                                  2001
                                                             -------------
ASSETS
Current assets:
  Cash                                                       $      38,056
  Inventory                                                         10,906
  Note receivable - current portion, net of
    unrealized gain of $32,759                                      17,241
                                                             -------------
         Total current assets                                       66,203

Machinery and equipment, net                                         2,753
Bid deposit                                                        500,000
Note receivable - non-current portion, net of
    unrealized gain of $65,519                                      34,481
                                                             -------------
                                                             $     603,437
                                                             =============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                      $      79,789
  Due to related parties, including accrued
    interest of $119,873                                         1,169,873
                                                             -------------
         Total current liabilities                               1,249,662
                                                             -------------
Commitments

STOCKHOLDERS' DEFICIENCY
Preferred stock $.001 par value,
  25,000,000 shares authorized,
  none issued and outstanding
Common stock $.001 par value, 25,000,000 shares
  authorized, 13,112,703 shares issued
  and outstanding                                                   13,112
Additional paid-in capital                                      19,134,128
Accumulated deficit                                            (19,793,465)
                                                             -------------
                                                                  (646,225)
                                                             -------------
                                                             $     603,437
                                                             =============


See notes to financial statements.

SDC INTERNATIONAL, INC.

Condensed Statements of Operations (Unaudited)


                                      Three Months      Three Months     Six Months     Six Months
                                         Ended              Ended           Ended          Ended
                                        June 30,           June 30,       June 30,        June 30,
                                          2001               2000           2001            2000
                                      ------------      ------------     ----------     -----------

Sales                                                                                   $    70,240
Cost of sales                                                                                67,078
                                                                                        -----------
Gross profit                                                                                  3,162
                                                                                        -----------
Expenses:
  Selling, general and
  administrative,including
  $552,365; $0; $755,865; & $0
  paid by issuance of stock,
  respectively                        $    980,140      $    327,692     $ 1,500,554        600,100
                                      ------------      ------------     -----------    -----------
Loss from operations before
  interest expense                        (980,140)         (327,692)     (1,500,554)      (596,938)

  Interest expense including
  amortization of debt discount
  and amounts paid by issuance
  of common stock                          (52,579)         (129,821)       (110,031)      (453,674)
                                      ------------      ------------     -----------    -----------

Loss from continuing operations         (1,032,719)         (457,513)     (1,610,585)    (1,050,612)

Loss from operations of
  discontinued subsidiary                                    (22,866)                       (24,416)
                                      ------------      ------------     -----------    -----------
Net loss                              $ (1,032,719)     $   (480,379)    $(1,610,585)   $(1,075,028)
                                      ============      ============     ===========    ===========

Net loss per share-Basic & diluted:
  Loss from continuing operations     $      (0.08)     $      (0.05)    $     (0.13)   $     (0.12)
  Loss from operations of
    discontinued subsidiary                                      Nil                            Nil
                                      ------------      ------------     -----------    -----------
Net loss                              $      (0.08)     $      (0.05)    $     (0.13)   $     (0.12)
                                      ============      ============     ===========    ===========

Weighted average shares outstanding     12,367,000         9,086,000      12,094,000      8,644,000
                                      ============      ============     ===========    ===========




See notes to financial statements.

SDC INTERNATIONAL, INC.

Condensed Statement of Stockholders' Deficiency (Unaudited)


                                                    Common Stock            Additional
                                                               Par           Paid-in          Accumulated
                                                  Shares      Value          Capital            Deficit          Totals
                                                ----------   --------     ------------     ---------------    ------------
Balance - December 31, 2000                     10,881,703   $ 10,881     $ 17,618,993     $  (18,182,880)    $  (553,006)
Issuance of common stock in
  connection with loan agreements                   90,000         90           71,411                             71,501
Issuance of common stock in
  connection with services to the Company          516,000        516          339,349                            339,865
Issuance of options in
  connection with services to the Company                                      416,000                            416,000
Sale of common stock                             1,025,000      1,025          438,975                            440,000
Proceeds from exercise of options                  600,000        600          249,400                            250,000
Net loss for the period                                                                        (1,610,585)     (1,610,585)
                                                ----------   --------     ------------     ---------------    ------------
Balance - June 30, 2001                         12,018,703   $ 13,112     $ 19,134,128     $  (19,793,465)    $  (646,225)
                                                ==========   ========     ============     ==============     ===========



See notes to financial statements.

SDC INTERNATIONAL, INC.

Condensed Statements of Cash Flows (Unaudited)

                                                         Six Months        Six Months
                                                           Ended             Ended
                                                          June 30,          June 30,
                                                            2001              2000
                                                       -------------     ------------
Cash flows from operating activities:
  Net loss                                             $ (1,610,585)     $ (1,075,028)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                             800               800
      Amortization of debt discount                                           102,683
      Expenses paid by issuance of stock                    827,366           289,500
      Loans in excess of loss from operations
        of discontinued subsidiary                                             24,416
      Changes in:
        Inventory                                                              51,500
        Prepaid expenses                                                       15,000
        Accounts payable and accrued expenses                54,371           (53,280)
        Accrued interest                                     38,500            62,355
                                                       ------------      ------------
           Net cash used in operating activities           (689,548)         (582,054)

Cash flows from investing activities:
  Increase in bid deposit                                  (500,000)
                                                       ------------
Cash flows from financing activities:
  Proceeds from sale of common stock and
    exercise of options                                     690,000           200,000
  Proceeds of loans from related parties                    500,000           203,000
  Repayment of loans from related parties                   (18,672)          (16,703)
                                                       ------------      ------------
           Net cash provided by financing
           activities                                     1,171,328           436,297
                                                       ------------      ------------
Net decrease in cash                                        (18,220)         (145,757)
Cash, beginning of period                                    56,276           170,893
                                                       ------------      ------------
Cash, end of period                                    $     38,056      $     25,136
                                                       ============      ============

Supplemental disclosure of noncash investing
and financing activities:
  Issuance of common stock in payment of
    loans payable to stockholders                                        $    771,387
  Issuance of common stock issuable                                      $    742,500



See notes to financial statements.

SDC INTERNATIONAL, INC.

Condensed Notes to Financial Statements (Unaudited)
June 30, 2001


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 2000, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


NOTE B - DUE TO RELATED PARTIES

[1]	Loans from stockholders:

During 2000 and 1999, the Company borrowed $200,000 from stockholders by issuing unsecured notes which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. During 2000, holders of notes with outstanding principal balances of $200,000 converted their notes, together with accrued interest of $37,378, into 323,944 shares of common stock. As of June 30, 2001, outstanding balances payable under notes amounted to $550,000, together with accrued interest of $119,873. On February 7, 2001, the stockholder holding such notes agreed to extend the repayment date of the notes from January 1, 2001, to the earlier of 10 days after the closing of a planned acquisition or January 20, 2002. On June 29, 2001, the Company borrowed $500,000 from its Chief Executive Officer by issuing an unsecured convertible note, due October 1, 2001, at an interest rate of 14%. The note is convertible at the Lender's option if the Company defaults on the note, at 75% of the market price, at the date of default. During the six months ended June 30, 2001 and 2000, interest expense on the notes amounted to $38,500 and $47,182, respectively.


NOTE C -COMMITMENTS AND OTHER COMMENTS

[1]	Lease agreement:

Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".) Rent expense under the arrangement amounted to $12,000 and $12,000 during the six months ended June 30, 2001 and 2000, respectively.

Included in general and administrative expenses is rent expense for the above and other property and equipment rentals which totaled
$27,602 and $20,443 for the six months ended June 30, 2001 and 2000, respectively.

SDC INTERNATIONAL, INC.

Condensed Notes to Financial Statements (Unaudited)
June 30, 2001


NOTE C -COMMITMENTS AND OTHER COMMENTS (CONTINUED)

[2]	Executive compensation:

For the six months ended June 30, 2001 and 2000, respectively, the Company incurred management fees of $78,000 and $78,000, payable to its Chief Executive Officer.

For the six months ended June 30, 2001 and 2000, respectively, the Company incurred management fees of $78,000 and $78,000 to its President.


NOTE D -ACQUISITION

On June 29, 2001, the Company issued a binding tender offer for purchase of a 92% share of Tatra, a.s. In connection with the binding tender offer, the Company submitted a tender bid deposit of $500,000. The Company has completed negotiations with the selling agent of the Czech government's Konsolidacni Banka, the holder of such share, however, there can be no assurance that this transaction will be finalized.

Item 2.   MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          --------------------------------------------------

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

In compliance with the request of the Revitalization Agency of the Czech Republic, on August 28, 2000, the Company submitted its offer to acquire Tatra, a.s. As the sale process moved forward, there were numerous meetings with the Revitalization Agency regarding the Company's offer.

Beginning in March, 2001, the Company initiated due diligence on location in the Tatra facility. The Company was represented in this effort by fourteen professionals, including four attorneys, five tax and audit personnel, and Company management. By early June, the Company concluded its final due diligence reports and received the initial draft of the acquisition agreement being prepared by Czech government representative in charge of the sale of Tatra. On June 29, 2001, the Company submitted its final offer for Tatra, a.s. The Offer included a Share Purchase Agreement and an Investment Agreement and a cash tender deposit of US$500,000. Shortly thereafter, SDC was informed by Odien Restructuring Services, which replaced the Revitalization Agency as the representative for the Seller, that SDC had been selected as the recommended purchaser of Tatra, a.s. Subsequently, the Company negotiated the final terms and conditions of its Share Purchase Agreement and Investment Agreement, and these documents were submitted to the Czech government for its approval.
The Company believes the final decision from the government will be made during late August or early September, 2001. However, as the Company has executed a Confidentiality Agreement with Odien, as agent for the Seller, until the approval of the Share Purchase Agreement and the Investment Agreement is received from the Czech government, the Company cannot and will not publicly disclose any information regarding such matters.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted substantial of its time and effort to negotiating the acquisition of Tatra, a. s., and arranging strategic alliances related for Tatra rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are not the result of marketing efforts by the Company. Additionally, the Company has expensed all costs related to its acquisition program. The Company records revenue when products are shipped. During the quarter ended June 30, 2000, the Company recorded revenue of $70,240 and none during subsequent quarters.

Operating expenses for the six months ended June 30, 2001, were $900,454 more than in the six months ended June 30, 2000. The Company's net loss of $1,610,585 for the six months ended June 30, 2001 was more than the loss for the six months ended June 30, 2000, which was $1,075,028. However, these losses include certain non-cash charges as follows:

                                   thru June 30, 2001    thru June 30, 2000
                                   ------------------    ------------------
Expenses paid by Issuance of
  common stock                       $    827,366            $   289,500
Depreciation                                  800                    800
Amortization of Debt Discount                   0                102,683
                                     ------------            -----------
  TOTAL NON-CASH CHARGES             $    828,166            $   392,983


Accordingly, the Company's six-month cash loss before the above charges amounted to approximately $782,419 in 2001 compared to $682,045 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

At the end of June 30, 2001, the Company had a working capital deficit of $1,183,459, which was less than its working capital deficit at December 31, 2000, which was $591,040. However, when considering shareholder loans to be long-term debt, the working capital deficiency would only be $13,586 at June 30, 2001. Net cash used for the Company's operating activities for the six months ended June 30, 2001 amounted to $689,548, whereas the net cash used for operating activities for the six months ended June 30, 2000 amounted to $582,054. Net cash provided by financing activities in the six months ended June 30, 2001 was $1,171,328 compared to $436,297 for the six months ended June 30, 2000. Total cash at June 30, 2001 was $38,056 compared to $25,136 at June 30, 2000 and $56,276 at December 31, 2000.

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

                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1 - Legal Proceedings:
         ------------------

         None


ITEM 2 - Changes in Securities:
         ----------------------

         None


ITEM 3 - Defaults Upon Senior Securities:
         --------------------------------

         None


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         ----------------------------------------------------

         None


ITEM 5 - Other Information:
         ------------------
         None


ITEM 6 - Exhibits and Reports on Form 8-K:
         ---------------------------------

         None

                          SIGNATURES
                          ----------

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                       SDC INTERNATIONAL, INC.


                                       BY:___/s/Ronald A. Adams________
                                          Ronald A. Adams, Chairman

August 14, 2001


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                      SDC INTERNATIONAL, INC.


                                      BY:___/s/Ronald A. Adams_________
                                         Ronald A. Adams, Chairman,
                                         and Acting Chief Financial
                                         Officer

August 14, 2001