Form 10QSB
period 2001-09-30
SDC INTERNATIONAL INC \DE\
filed 2001-11-19
CIK 1005841

United States
                       Securities and Exchange Commission
                            Washington, D. C. 20549

                                   Form 10-QSB

                                    (Mark One)
               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES ACT OF 1934

                   For the quarterly period ended September 30, 2001
                                                  ------------------

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27520


                             SDC International, Inc.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

           Delaware                                           75-2583767
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

  777 S. Flagler   Suite 800W
     W. Palm Beach, Florida                                          33401
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip code)

               Issuer's telephone number:   (561) 882-9300

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

                   Yes  [ ]                    No  [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS


Common stock, par value $.001 per share: 14,636,500 shares outstanding as of September 30, 2001.

Preferred stock, par value $.001 per share: no shares outstanding as of September 30, 2001

               SDC INTERNATIONAL, INC. and SUBSIDIARY INDEX

ITEM 1 - FINANCIAL STATEMENTS

Condensed Balance Sheet (Unaudited) September 30, 2001                 F-1

Condensed Statements of Operations
(Unaudited) for the three and nine months ended
September 30, 2001 and September 30, 2000                              F-2

Condensed Statements of Stockholders' Deficiency
(Unaudited) for the nine months ended September30, 2001                F-3

Condensed Statements of Cash Flows (Unaudited) for the
nine months ended September 30, 2001 and September 30, 2000            F-6

Notes to Condensed Financial Statements                             F-7 - F-8

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  8

PART II - OTHER INFORMATION                                             12

SIGNATURES                                                              13

SDC INTERNATIONAL, INC.

Condensed Balance Sheet (Unaudited)
-----------------------------------
                                                          September 30,
                                                              2001
                                                          -------------
ASSETS
Current assets:
  Cash                                                    $     529,791
  Inventory                                                      10,906
                                                          -------------
     Total current assets                                       540,697

Machinery and equipment, net                                      2,353
                                                          -------------
                                                          $     543,050
                                                          =============
LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                   $     117,747
  Due to related parties, including
  accrued interest of $156,575                                1,206,575
                                                          -------------
     Total current liabilities                                1,324,322
                                                          -------------
Commitments

STOCKHOLDERS' DEFICIENCY
Preferred stock $.001 par value, 25,000,000
  shares authorized, none issued and outstanding
Common stock $.001 par value, 25,000,000 shares
  authorized, 14,636,500 shares issued and
  outstanding                                                    14,636
Additional paid-in capital                                   20,312,112
Accumulated deficit                                         (21,108,020)
                                                          -------------
                                                               (781,272)
                                                          -------------
                                                          $     543,050
                                                          =============


See notes to financial statements                                       F-1

SDC INTERNATIONAL, INC.

Condensed Statements of Operations (Unaudited)
----------------------------------------------


                                                  Three Months     Three Months     Nine Months      Nine Months
                                                     Ended             Ended           Ended            Ended
                                                  September 30,    September 30,    September 30,    September 30,
                                                     2001              2000              2001            2000
                                                  -------------    -------------    -------------    ------------
Sales                                                                                                $     70,240
Cost of sales                                                                                              67,078
                                                                                                     ------------
Gross profit                                                                                                3,162
                                                                                                     ------------
Expenses:
  Selling, general and administrative,
    including $750,858; $105,703;
    $1,506,723 and $105,703 paid by
    issuance of stock, respectively               $   1,199,054    $     381,601    $   2,699,608   $     981,701
                                                  -------------    -------------    -------------    ------------
Loss from operations before interest
  expense                                            (1,199,054)        (381,601)      (2,699,608)       (978,539)

Interest expense including amortization
  of debt discount and amounts paid
  by issuance of common stock                           (63,779)         (61,424)        (173,810)       (515,098)
                                                  -------------    -------------    -------------    ------------

Loss from continuing operations                      (1,262,833)        (443,025)      (2,873,418)     (1,493,637)
  Loss on sale of discontinued subsidiary               (51,722)                          (51,722)
  Loss from operations of discontinued
    subsidiary                                                                                            (24,416)
                                                  -------------    -------------    -------------    ------------
Net loss                                          $  (1,314,555)   $    (443,025)   $  (2,925,140)   $ (1,518,053)
                                                  =============    =============    =============    ============
Net loss per share - Basic and diluted:
   Loss from continuing operations                $       (0.09)   $       (0.05)   $       (0.23)   $      (0.17)
   Loss from operations of discontinued
     subsidiary                                                                               Nil
                                                  -------------    -------------    -------------    ------------
   Net loss                                       $       (0.09)   $       (0.05)   $       (0.23)   $      (0.17)
                                                  =============    =============    =============    ============

Weighted average shares outstanding                  14,329,000        9,537,000       12,500,000       9,077,000
                                                  =============    =============    =============    ============



See notes to financial statements                                       F-2

SDC INTERNATIONAL, INC.

Condensed Statement of Stockholders' Deficiency (Unaudited)
-----------------------------------------------------------


                                             Common Stock
                                        ----------------------     Additional
                                                        Par          Paid-in        Accumulated
                                          Shares       Value         Capital          Deficit          Totals
                                        ----------   ---------    ------------    --------------    ------------
Balance - December 31, 2000             10,881,703   $  10,881    $ 17,618,993    $ (18,182,880)    $  (553,006)
Issuance of common stock in
  connection with loan
  agreements                               135,000         135         100,016                          100,151
Issuance of common stock in
  connection with services to
  the Company                            1,194,797       1,195         752,528                          753,723
Issuance of options in
  connection with services to
  the Company                                                          753,000                          753,000
Sale of common stock                     1,025,000       1,025         438,975                          440,000
Proceeds from exercise of options        1,400,000       1,400         648,600                          650,000
Net loss for the period                                                              (2,925,140)     (2,925,140)
                                        ----------   ---------    ------------    -------------     -----------
Balance - September 30, 2001            14,636,400   $  14,636    $ 20,312,112    $ (21,108,020)    $  (781,272)
                                        ==========   =========    ============    =============     ===========



See notes to financial statements                                       F-3

SDC INTERNATIONAL, INC.

Condensed Statements of Cash Flows (Unaudited)
----------------------------------------------


                                                 Nine Months       Nine Months
                                                   Ended              Ended
                                                 September 30,     September 30,
                                                     2001              2000
                                                 -------------     -------------

Cash flows from operating activities:
Net loss                                         $  (2,925,140)     $ (1,518,053)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                          1,200             1,200
  Amortization of debt discount                                          102,683
  Expenses paid by issuance of stock                 1,606,874           435,984
  Loss on sale of discontinued subsidiary               51,722
  Loans in excess of loss from operations
    of discontinued subsidiary                                            24,416
  Changes in:
    Inventory                                                             51,500
    Prepaid expenses                                                      15,000
    Accounts payable and accrued expenses               92,329          (203,674)
    Accrued interest                                    75,202            83,476
                                                 -------------     -------------
      Net cash used in operating activities         (1,097,813)       (1,007,468)
                                                 -------------     -------------
Cash flows from financing activities:
  Proceeds from sale of common stock and
    exercise of options                              1,090,000           749,500
  Proceeds of loans from related parties               500,000           203,000
  Repayment of loans from related parties              (18,672)          (19,703)
                                                 -------------     -------------
      Net cash provided by financing
        activities                                   1,571,328           932,797
                                                 -------------     -------------

Net increase (decrease) in cash                        473,515           (74,671)
Cash, beginning of period                               56,276           170,893
                                                 -------------     -------------
Cash, end of period                              $     529,791     $      96,222
                                                 =============     =============
Supplemental disclosure of noncash investing
  and financing activities:
    Issuance of common stock in payment of
      loans payable to stockholders                                $     851,489
    Issuance of common stock issuable                              $     918,224



See notes to financial statements                                       F-4

SDC INTERNATIONAL, INC.

Condensed Notes to Financial Statements (Unaduited)
September 30, 2001


NOTE A - THE COMPANY AND BASIS OF PREPARATION

The accompanying financial statements include the accounts of SDC International, Inc., (the "Company") and, through the date of disposition on June 30, 2000, its wholly-owned subsidiary Skobol, s.a. ("Skobol") after elimination of all significant intercompany transactions and balances. In addition, the Company has an inactive subsidiary in the Czech Republic. During the years ended December 31, 2000 and 1999, and continuing in 2001, the Company has been attempting to acquire or enter into a joint venture with manufacturing entities in Central and Eastern Europe and has been incurring expenses in connection therewith.

During November 1997, the Company acquired the outstanding common stock of a Bolivian Corporation, which is a distributor within the country of Bolivia of products manufactured in the Czech Republic. On December 21, 1999, the Board of Directors of the Company authorized sale of a Bolivian subsidiary and on June 30, 2000, the Company sold its shares in the subsidiary in exchange for a $150,000 note payable in three installments of $50,000 plus interest at 6% on June 30, 2001, 2002 and 2003. Accordingly, the results of operations of the subsidiary, which are included in the accompanying financial statements through the date of sale, are shown as discontinued operations. As payment of the selling price consisted solely of the note which was receivable over an extended period of time and the Company had no history with the note holder, or any other reasonable basis for estimating the degree of collectibility, the Company would recognize gain on sale of the subsidiary, which amounts to $98,278, as collections were received on the note using the installment method. In addition, interest income on the note would be recognized as received. During the nine month period ended September
30, 2001, the Company had not received the payment which was due on June 30, 2001 and has determined that the full balance of the note is uncollectible. Therefore, the Company has written off to discontinued operations its carrying value of the note of $51,722.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted for complete financial statements. In the opinion of management the interim financial statements include all adjustments necessary in order to make the financial statements not misleading. The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's audited financial statements and footnotes thereto at December 31, 2000, included in the Company's Form 10-KSB, filed with the Securities and Exchange Commission.


NOTE B - DUE TO RELATED PARTIES

[1]	Loans from stockholders:

From time to time, the Company has borrowed funds from stockholders by issuing unsecured notes, which are repayable in periods ranging from 90 to 180 days, at a stated interest rate of 14% per annum. As of September 30, 2001, outstanding balances payable under these notes amounted to $550,000, together with accrued interest of $139,123. On February 7, 2001, the stockholder holding such notes agreed to extend the repayment date of the notes from January 1, 2001, to the earlier of 10 days after the closing of a planned acquisition or January 20, 2002. On June 29, 2001, the Company borrowed $500,000 from its Chief Executive Officer by issuing an unsecured convertible note, due October 1, 2001, at an interest rate of 14%. The note is convertible at the Lender's option if the Company defaults on the note, at 75% of the market price, at the date of default. As of September 30, 2001, the outstanding balances payable under this note amounted to $500,000, together with accrued interest of $17,452. During the nine months ended September 30, 2001 and 2000, interest expense on these and other notes amounted to $75,202 and $83,646, respectively.


NOTE C -COMMITMENTS AND OTHER COMMENTS

[1]	Lease agreement:

Effective January 1, 1997, the Company rents its executive office on a month to month basis from its Chief Executive Officer ("CEO".)
Rent expense under the arrangement amounted to $18,000 and $18,000 during the nine months ended September 30, 2001 and 2000, respectively.

Included in general and administrative expenses is rent expense for the above and other property and equipment rentals which totaled
$44,961 and $35,549 for the nine months ended September 30, 2001 and 2000, respectively.

SDC INTERNATIONAL, INC.

Condensed Notes to Financial Statements (Unaduited)
September 30, 2001

NOTE C -COMMITMENTS AND OTHER COMMENTS (CONTINUED)

[2]	Executive compensation:

For the nine months ended September 30, 2001 and 2000, respectively, the Company incurred management fees of $117,000 and $124,000, payable to its Chief Executive Officer.

For the nine months ended September 30, 2001 and 2000, respectively, the Company incurred management fees of $117,000 and $144,000 to its President.


NOTE D -ACQUISITION

On June 29, 2001, the Company issued a binding tender offer for purchase of a 92% share of Tatra, a.s. In connection with the binding tender offer, the Company submitted a tender bid deposit of $500,000, which was returned September 24, 2001 when the Company's offer was approved. The Company has completed negotiations with the selling agent of the Czech government's Konsolidacni Banka, the holder of such share, and on November 7, 2001 final approval was received for the acquisition from the Czech government, however, there can be no assurance that this transaction will be finalized.

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

In April 1997, the Company acquired by merger the Panamanian company representing Tatra, a Czech truck manufacturer with ISO certification, to market and sell Tatra products in South and Central America. In 1998, the Company executed letters of intent and agreements to purchase Tatra, a.s. However, due to changes within the organization of the seller of Tatra, which were beyond the control of the Company, the transaction has not been consummated, and the Company continues its efforts toward the Tatra acquisition. Tatra is a Czech manufacturer of on/off-road heavy duty trucks. The factory was founded in 1850 and in 1898 the first truck was manufactured. The factory continued development and innovations of its vehicle and today produces a truck with an air cooled diesel engine and a solid central backbone tube with swing half axles, both being unique features of the Tatra truck. Tatra has ISO 9001 certification and Tatra trucks meet all Euro II regulations.

During the last quarter of 1999, the Czech government-owned Konsolidacni Bank took over ownership of and began the process of disposing of Tatra. During the first quarter of 2000, Konsolidacni Banka engaged the Czech Revitalization Agency, a subsidiary of the Konsolidacni Banka, to perform the process of selling Tatra. A Confidential Memorandum was sent to the Company regarding the proposed sale, a Confidentiality Agreement was signed, and discussions have subsequently begun with various parties in the Czech Republic which are connected with Tatra and its sale process. In accordance to the requirements of the Memorandum, on June 12, 2000, the Company submitted its letter requesting negotiations with the Revitalization Agency to begin the Company's proposed acquisition of Tatra.

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

In compliance with the request of the Revitalization Agency of the Czech Republic, on August 28, 2000, the Company submitted its offer to acquire Tatra, a.s. As the sale process moves forward, there have been, and continue to be, numerous meetings with the Revitalization Agency regarding the Company's offer. The Company's due diligence was updated during the first half of 2001.

Beginning in March, 2001, the Company initiated due diligence on location at the Tatra facility. The Company was represented in this effort by fourteen professionals, including four attorneys, five tax and audit personnel, and Company management. By early June, the Company concluded its final due diligence reports and received the initial draft of the acquisition agreement which was prepared by Czech government representative in charge of the sale of Tatra. On June 20, 2001, the Company submitted its final and binding offer to purchase 91.61% of the shares of Tatra, a.s. During July 2001, the Company was selected as the winning bidder and contract negotiations were conducted with the selling agent of the Czech government. In October 2001, the Supervisory Board of the seller, the Czech Consolidation Agency, approved the Share Purchase Agreement and the Investment Agreement which had been signed by the Company. The final approval step occurred on November 7, 2001, when the Cabinet of the Czech government voted for approval of the two agreements.

The Company believes closing of the sale of Tatra will occur on or before December 31, 2001. The Company and the Company's source(s) of financing are in the process finalizing the financial structure of the acquisition.

There can be no assurances that any of the matters discussed above will come to fruition or will result in positive results for the Company.

The Company has devoted a substantial amount of its time and effort to negotiating the acquisition of Tatra, a. s., and arranging strategic alliances related to the Tatra acquistion rather than devoting its time to beginning its marketing and sales development. Therefore, the Company's revenues to date are not the result of marketing efforts by the Company. The Company records revenue when products are shipped.
During the quarter ended March 31, 2000, the Company recorded revenue of $70,240 and none during subsequent quarters.

Operating expenses for the three months ended September 30, 2001, were $817,453 more than in the three months ended September 30, 2000. The Company's net loss from continuing operations of $1,262,833 for the three months ended September 30, 2001 was more than the three month loss from continuing operations for the period ending September 30, 2000, which was $443,025. However, these losses include certain non-cash charges as follows:

 				         thru September 30, 2001    thru September 30, 2000
   Expenses paid by Issuance of
        common stock                            $  750,858              $  105,703
   Amortization of Debt Discount                    28,650                  26,430
                                                ----------              ----------
             TOTAL NON-CASH CHARGES             $  722,208              $  132,133


Accordingly, the Company's three month cash loss before the above charges amounted to approximately $483,325 in 2001 and $310,892 in 2000. For the nine months ended September 30, the Company's net losses before non-cash charges were $1,266,544 in 2001 and $954,970 in 2000. The increase in operating loss from continuing operations is due to the volume of activities and expenses related to the planned acquisition of Tatra, a.s.

LIQUIDITY AND CAPITAL RESOURCES

At the end of September 30, 2001, the Company had a working capital deficit of $783,625, which was more than its working capital deficit at December 31, 2000, which was $ 591,040. However, when considering shareholder loans to be long term debt, the working capital is a positive $422,950 as of September 30, 2001. Net cash used for the Company's operating activities for the three months ended September 30 amounted to $1,097,813, whereas the net cash used for operating activities for the three months ended September 30, 2000 amounted to $1,007,468. Net cash provided by financing activities in the three months ended September 30, 2001 was $1,571,328 compared to $932,797 for the three months ended September 30, 2000. Total cash at September 30, 2001 was $529,791 compared to $96,222 at September 30, 2000 and $56,276 at December 31, 2000.

Management is evaluating its current and projected cash needs to determine if its current financial situation will be sufficient to meet such needs. If the Company continues according to its present plans and without modification, the Company will be required to obtain additional financing or equity capital. Management is actively exploring possible sources of additional capital and is reviewing possible methods to obtain such additional capital, as needed. There is no assurance that such financing or capital will be available at the time when such capital may be needed. In December, 2000, the Company increased its authorized shares of common stock from 10,000,000 to 25,000,000 and authorized 25,000,000 shares of preferred stock. These authorizations were necessary in order to effect capitalization to be raised for acquisition of Tatra, a.s. and companies which may be targeted for acquisition in the future, according to the business plans of the Company.

Negative cash flows from the Company's pursuit of an acquisition are anticipated to continue until the Company has reached agreement, if any can be reached, providing for an acquisition and then only if suitable financing of any such acquisition is received by the Company. The Company acknowledges that there is no assurance that it will be able to obtain suitable capital or financing at the time of any future acquisitions. In the event the Company does not receive additional capital, there could be a severe adverse impact on the Company's future operations.

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

                       PART II - OTHER INFORMATION
                      ---------------------------


ITEM 1 - Legal Proceedings:
         -----------------

     There are no legal proceedings which would have a material effect on the Company.


ITEM 2 - Changes in Securities:
         ---------------------

     None


ITEM 3 - Defaults Upon Senior Securities:
         -------------------------------

     None


ITEM 4 - Submission of Matters to a Vote of Security Holders:
         ---------------------------------------------------

     None


ITEM 5 - Other Information:
         -----------------

     None


ITEM 6 - Exhibits and Reports on Form 8-K:
         --------------------------------

     None

                         SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       SDC INTERNATIONAL, INC.


                                       BY:___/s/Ronald A. Adams____
                                          Ronald A. Adams, Chairman

November 19, 2001


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                       SDC INTERNATIONAL, INC.


                                       BY:___/s/Ronald A. Adams____
                                          Ronald A. Adams, Chairman
                                          and Acting Chief Financial
                                          Officer

November 19, 2001