Form 10KSB
period 2001-12-31
SDC INTERNATIONAL INC \DE\
filed 2002-11-25
CIK 1005841

=============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                               FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of
                    the Securities Exchange Act of 1934

For the Fiscal Year Ended                       Commission File No. 0-27520
December 31, 2001

                          SDC International, Inc.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

           Delaware                                        75-2583767
-------------------------------                      ----------------------
(State or other jurisdiction of                      (IRS Employer Id. No.)
 incorporation or organization)

            777 S. Flagler
            8th Floor West
        West Palm Beach, Florida                              33401
----------------------------------------                    ----------
(Address of principal executive offices)                    (zip code)


     Registrant's telephone number, including area code:  (561) 882-9300
                                                        ------------------

    Securities registered pursuant to Section 12(b) of the Act:

                                    None
                              ----------------
                              (Title of Class)

    Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, $.001 par value
                       -----------------------------
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on November 18, 2002 as reported on the over-the-counter US market was approximately $14,822,130. As of November 18, 2002 the registrant had outstanding 20,037,987 shares of Common Stock.


=============================================================================

                          SDC International, Inc.

                                Form 10-KSB

                             Table of Contents

Part I                                                               Page No.

Item 1  Description of Business......................................   1

Item 2  Property.....................................................   8

Item 3  Legal Proceedings............................................   8

Item 4  Submission of Matters to a Vote of Security Holders..........   8


Part II

Item 5  Market for Common Equity and Related Stockholder
        Matters......................................................   9

Item 6  Management's Discussion and Analysis of Plan of
        Operation....................................................   11

Item 7  Financial Statements.........................................   18

Item 8  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..........................   18


Part III

Item 9  Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the
        Exchange Act.................................................   19

Item 10 Executive Compensation.......................................   21

Item 11 Security Ownership of Certain Beneficial Owners and
        Management and Related Stockholder Matters...................   24

Item 12 Certain Relationships and Related Transactions...............   25

Item 13 Exhibits, List and Reports on Form 8-K.......................   27

Signatures...........................................................   29

Certification Pursuant to Section 302(a) of the Sarbanes-Oxley
Act of 2002..........................................................   30

                                PART I

Item 1.	Description of Business

     Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in "Business" and "Management's
Discussion and Analysis or Plan of Operation," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases "can be", "expects", "may affect", "may depend", "believes", "estimate", "project", and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and we caution you that any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control, in addition to those risks discussed below and in our other public filings, press releases and statements by our management, including (i) the highly competitive nature of the truck manufacturing industry, (ii) changes in domestic and foreign economic and market conditions, (iii) the effect of federal, state and foreign regulation on our business and (iv) our ability to obtain additional capital or financing. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

     We refer to SDC International, Inc. throughout this report as "SDC," "registrant," "we" or "us."

Overview and Background

     We were formed in Delaware in 1994 to market, sell, and finance Eastern and Central European industrial and transportation products such as diesel generators, co-generation equipment, electric metering systems, on/off-road trucks, tractors, and transport equipment such as buses, trolleys, trams, and airfreight containers. However, as we began marketing efforts, we learned that products would not be delivered in an acceptable time period to our customers because of the lack of working capital of the product manufacturers. Moreover, through our direct involvement in marketing alliances and business transactions in Central and Eastern Europe, we concluded that many manufacturing companies within that geographic area had shortages of marketing skills and financial capability. As a result, we decided to seek internal positions, either by acquisition or joint venture, within targeted manufacturing companies to assure better financial capability and marketing skills.

     In 1997, we acquired Golden Grove Business, Inc., the exclusive distributor of Tatra, a.s. products in certain countries in South and Central America. Tatra, which is now our majority-owned and principal operating subsidiary, is described below in significant detail.

     Our strategy has further evolved into acquiring and operating companies in Central Europe that manufacture high quality, globally distributed industrial and transport equipment and products. Towards this end, on December 28, 2001, we completed our first major transaction of this type when we acquired a majority interest in Tatra. We initially acquired 91.61% of Tatra and currently own 51% of the outstanding shares of Tatra and operate Tatra as our principal business.

Tatra

     Overview and History

     Tatra vehicles are internationally known as primarily off-road heavy duty trucks for use in rough terrain and difficult climate conditions. Tatra trucks have won the Paris-Dakar Rally six out of the last seven years and defeated Man and Daimler-Benz's Mercedes trucks to win the prestigious FIA European Truck Racing Cup 2001.

     The Tatra factory was founded in 1850 and in 1898 the first truck
carrying 2.5 tons of payload was manufactured.   Historically, Tatra
has been a prime supplier of on/off road heavy-duty vehicles to the former Soviet Union, Eastern and Central Europe, India and China.
From 1986 to 1990, Tatra sold more than 15,000 trucks a year.

Since the fall of the Communist regime, the demand for new trucks in countries in Eastern Europe and the former Soviet Union has declined and Tatra's sales have fallen. Management believes that the decrease in sales is attributed to the downturn in the economy and lower purchasing power of countries as a result of the fall of Communism and poor economic conditions in the countries in which Tatra historically had directed its sales efforts.

     The Tatra factory has been struggling with a lack of operating capital for several years and was burdened with bank loans of more than $120 million. In 1998, Tatra's bank credit lines were cancelled, production dropped and revenue decreased substantially. In 1999, Tatra reported a loss of $20 million. In June 2000, these bank loans were converted into equity of Tatra. In 2000, Tatra reported revenue of approximately $147 million compared to $105 million in 1999, assets of more than $140 million and a profit of about $5.0 million on shipments of almost 1,800 trucks compared to a loss of approximately $20 million for 1999, after taking approximately $27 million in write-downs and special one-time charges.

     Technology

     The unique feature of Tatra trucks is a solid central backbone tube with swing half axles. The Tatra design enables quicker passage over rough terrain with significantly less vibration than that from more traditional designs. The swing half axles, together with the central backbone tube system, create a stable base for a superstructure resistant to side oscillation. The trucks are offered in 4 by 4, 6 by 6, 8 by 8, 10 by 10 and 12 by 12 configurations with turbocharged diesel engines. The Tatra transmission is mechanical with a pneumatic gear shift booster, ten forward and two reverse speeds. Tatra has ISO 9001 certification, evidencing compliance with quality standards established by the International Organization for Standardization, and Tatra trucks meet all EURO III regulations.

     The main products of Tatra are used for both civil and military applications. The special chassis technology is used in construction vehicles, fire fighting vehicles and road maintenance vehicles. Civil trucks, called "JAMAL," are heavy duty dump trucks that are used for the most difficult working conditions. Trucks for military use, called "ARMAX," and military special purpose vehicles called "FORCE," offer customized platforms and special bodies for specific military applications.

     The Tatra Acquisition

     Since 1997, we have been the exclusive distributor for Tatra vehicles, accessories and spare parts in Colombia, with the right of first refusal to become the exclusive distributor for other countries in South and Central America. In 1999, the Czech government-owned Konsolidacni Banka took over the ownership of and the process of selling Tatra. In 2000, a subsidiary of the Konsolidacni Banka, the Revitalization Agency, entered into a confidential memorandum with us regarding the proposed sale of Tatra, and negotiations ensued.

     Our Chairman Ronald Adams, President Milota Srkal, and strategic advisor General Alexander Haig, Jr. met in Prague, Czech Republic, with Prime Minister Milos Zeman, Deputy Minster of Finance Jan Mladek, Deputy Minister of Foreign Affairs Hynek Kmonicek, Minister of Defense Jan Vetchy, and Chairman of Konsolidacni Banka Kamil Ziegler to propose and discuss the acquisition. During the meetings, Messrs. Adams, Srkal and General Haig discussed our plans for Tatra and expressed our continued interest in acquiring Tatra.

     On August 28, 2000, we submitted our offer to acquire Tatra to the Czech Consolidation Agency, the Czech government's selling agent which had been placed in charge of the sale of Tatra. The parties met throughout the first half of 2001 and we updated our due diligence review of Tatra through June 2001. On June 28, 2001, we submitted our final and binding offer to purchase 91.61% of the shares of Tatra. During July 2001 our bid was selected and we began contract negotiations with the Czech Consolidation Agency. In October 2001, the Supervisory Board of the Czech Consolidation Agency approved the Share Purchase Agreement and the Investment Agreement which had been previously signed. On November 7, 2001, the cabinet of the Czech Republic approved the two agreements. On December 28, 2001, the acquisition, in concert with our wholly-owned subsidiary SDC Prague, s.r.o., was completed.

     Total consideration for Tatra, including commitments to replace financing and to provide future financing, was approximately $33 million. This included the purchase of 91.61% of Tatra's shares for $10.9 million cash, the replacement of an $11 million working capital line of credit held by the Czech government, and the commitment by us to invest, through subordinated loans or equity, approximately $12 million in Tatra during the year 2002.

     Terex Corporation, a diversified global manufacturer engaged in a broad range of construction, infrastructure and mining-related capital equipment manufacture and distribution, assisted us in financing the acquisition of the Tatra shares. As part of this financing, we issued to Terex three 9% convertible notes in the aggregate principal amount of $12.9 million. Of this, $4.8 million of the aggregate principal amount became due and payable on March 1, 2002. As had been previously agreed, upon the fulfillment of certain conditions, including completion of the Tatra acquisition, in early 2002 we sold to Terex 40.61% of Tatra's issued and outstanding capital stock in return for cancellation of the $4.8 million note. The remaining notes, in the aggregate principal amount of $8.1 million, are due on December 31, 2004. Up to $4 million of these remaining notes are convertible at any time after December 31, 2002 into shares of our common stock equal to 12% of our outstanding common stock on a fully diluted basis. As a result of these transactions, we retain a controlling interest in 51% of Tatra's shares, Terex holds a 40.61% interest in Tatra's shares and the 8.39% remaining shares of Tatra are publicly-held. Terex also assisted us with the establishment of working capital credit facilities for Tatra.

     In connection with these financing activities and the acquisition of Tatra, on the date of the closing of the Tatra acquisition, we issued to Terex 1,256,837 of our common shares, representing approximately 5% of our issued and outstanding common shares, in consideration for Terex's role as our strategic advisor and for certain marketing and technology consulting that may be rendered by Terex to us.

     Strategy

     Our strategy is to restructure Tatra to become a modern and customer-oriented company. We will seek to make additional investments in Tatra's truck assembly operations, as well as into Tatra's forging, foundry and tool and stamping operations. Management believes that Tatra's unique design, solid construction, simple maintenance, product longevity and rugged-terrain efficiency also make its trucks ideal for markets in underdeveloped countries where roads are often poor and trucks are subjected to severe climate conditions.

Competition

     Although management believes that the Tatra special chassis technology is unique, the truck manufacturing industry in general is highly competitive. We compete with several other truck manufacturers in each of our markets, including global alliances among some of the world's largest truck manufacturing companies. Some of our main competitors include Volvo AB, Man AG, Daimler-Benz AG, Oshkosh Truck Corporation, Mack Trucks, Inc. and Scania AB. We believe that competition is likely to intensify as the number of new market entrants increases. A number of our existing and potential competitors have greater financial, marketing and other resources than we have. If our competitors devote significant additional resources to the provision of truck manufacturing and distribution to the target customer base, our business could be materially adversely affected. We believe that we compete largely on the basis of the quality of our trucks.

Customers

     Tatra's customers for its truck and automotive components include commercial entities and military and government agencies in the Czech Republic, Russia, India, Slovakia and other foreign countries. The primary customers of Tatra's energy segment are Tatra itself, and the town of Koprivnice, where Tatra is located. Intercompany sales of the energy segment, $12.3 million in 2001 and $10.9 million in 2000, have been eliminated in consolidation.

     For the year ended December 31, 2001, 19% of Tatra's total revenues were generated in India from sales to Tatra UDYOG, which is a fifty percent owned joint venture of Tatra.

Marketing

     Tatra's truck products are sold primarily through dealers within the Czech and Slovak Republics and are sold, usually as fleets, to end-users in most other markets. Tatra maintains a sales and marketing department of over 100 personnel. The automotive component subsidiaries sell to original equipment manufacturers (OEM) through direct marketing efforts.

Government Regulation

     Under Czech Republic law, Tatra must maintain a license to export products for military use. This license must be applied for at least annually and there is no guarantee that the Czech government will grant the license each time it is applied for. The failure of Tatra to obtain or maintain this license would negatively impact our ability to sell Tatra products, which would have a material adverse effect on us, our financial condition, results from operations and business.

Research and Development Activity

     Tatra's research and development activity, primarily related to ongoing development of its proprietary truck chassis, totaled $2.4 million in 2001 and $2.7 million in 2000.


Employees

     SDC has two full time employees and one part-time employee. As of December 31, 2001, Tatra and its subsidiaries had 5,953 full time employees. As of November 1, 2002, Tatra and its subsidiaries had 5,552 full time employees.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this filing. If any of these risks or uncertainties actually occur, our business, financial condition or operating results could be materially harmed and could adversely affect the value of your investment in us.


Shares of our common stock have a limited trading market.

There is a limited public trading market for the shares of our common stock. We cannot assure you about:

     *    the liquidity of the market for our shares;

     *    the ability of stockholders to sell their shares; or

     * the price at which stockholders would be able to sell their shares.


We do not intend to pay dividends in the foreseeable future.

We currently intend to retain any earnings to support our growth strategy and do not anticipate paying dividends on our common stock in the foreseeable future. Our ability to pay dividends depends in part on our receipt of dividends or other payments from our operating subsidiaries. We have no operations ourselves and depend on our operating subsidiaries for cash.


We have had operating losses since our inception, and losses may continue for the next several years.

We have had significant net operating losses and negative cash flow from operations. We expect to continue to incur significant operating losses and have negative cash flow from operations for at least the next year as we expand our existing capabilities with Tatra. We cannot assure you that our revenues from operations will be adequate to achieve or sustain profitability or to generate positive cash flow.


We have a limited operating history upon which to evaluate our performance.

We acquired Tatra, representing our principal operations, in December 2001. Accordingly, prospective investors have limited historical financial and operating information about us to use in evaluating our past and anticipated performance.


Our acquisition strategy creates new risks and uncertainties.

Our new focus on acquiring and developing joint ventures and associations with strategic manufacturers creates new risks and uncertainties. We are dependent upon the execution of joint venture or acquisition agreements, our ability to complete satisfactory due diligence, present financial information in accordance with US GAAP, and arrange financing for targeted transactions. Additionally, there is the continued risk of political instability in the countries in which we conduct our business, which may result in a loss of our assets located there.


We anticipate significant future capital requirements.

We will need significant amounts of capital over the next several years to:

     *    develop and expand our Tatra operations;

     *    fund working capital needs and debt service obligations;
          and

     * take advantage of opportunities, including international expansion, acquisitions of businesses or investments in, or strategic alliances with, companies that are complementary to its current operations.

We intend to seek capital through accessing debt and equity capital markets depending upon prevailing market conditions and, eventually, through internally generated cash flow.

However, we cannot assure you that we will produce sufficient internally generated cash flow or raise sufficient capital to fund our business plan on acceptable terms, if at all. Moreover, the amount of, and the terms and conditions of the instruments relating to our outstanding indebtedness may restrict our ability to raise additional capital. Future sales of common stock could also result in substantial dilution to our existing shareholders. Failure to generate internally or raise sufficient funds may require us to delay, abandon or reduce the scope of our future expansion, which could have a material adverse effect on us.


Our growth and acquisition strategy could strain our resources.

We have a limited operating history and rapid growth which could strain our management, operating and financial resources. Our ability to manage growth and expansion effectively will require continued implementation of, and improvements to, our operating and financial systems and will require us to expand, train and manage our employee base. Furthermore, our ability to expand successfully will, among other things, depend upon our ability to identify suitable acquisition candidates and arrive at prices and terms that are attractive to us. We may also depend on consents from third parties, including regulatory authorities. We cannot assure you that our systems, procedures and controls or financial resources will be adequate, or that our management will keep pace with this growth. We also cannot assure you that we will successfully consummate any acquisitions on acceptable terms, or at all. If we are unable to manage growth and expansion effectively, we could be materially adversely affected.


Future acquisitions could dilute shareholders and involve other risks.

We intend to pursue acquisitions of complementary services, technologies or businesses, although we have no present understandings, commitments or agreements with respect to any acquisitions except as described in this report. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and increased impairment and/or amortization. Acquisitions involve numerous risks, including difficulties in assimilating the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Accordingly, acquisitions could have a material adverse effect on us.


Our success depends on market acceptance of, and demand for, our products.

Our success will depend heavily on the extent to which prospective customers purchase our products. To succeed, demand for our products must increase significantly in existing markets and there must be strong demand for products that we introduce in the future. Customer demand, however, is uncertain and our success in creating demand will be subject to business, economic, regulatory and competitive factors that are beyond our control. Failure to gain a significant level of market acceptance for current or planned products could have a material adverse effect on us.


The truck manufacturing industry is highly competitive.

The truck manufacturing industry is highly competitive. We will compete with several other truck manufacturers in each of our markets, including global alliances among some of the world's largest truck manufacturing companies. Some of our main competitors include Volvo AB, Man AG, Daimler-Benz AG, Oshkosh Truck Corporation, Mack Trucks, Inc. and Scania AB. Competition has been intensifying and we believe it is likely to continue to intensify as the number of new market entrants increases. A number of our existing and potential competitors have greater financial, marketing and other resources than we have. If our competitors devote significant additional resources to the provision of truck manufacturing and distribution to the target customer base, we could be materially adversely affected.

We are dependent upon certain suppliers for custom made components for our trucks.

Because our trucks are based upon a unique engineering design, we rely on numerous outside suppliers to deliver custom made components for our trucks. If any of these suppliers are unable to deliver these custom made components, we will need to develop new relationships with, and purchase these components from, other suppliers. If this occurs, we are likely to face delays in the manufacture and shipment of our trucks, which could have a material adverse effect upon our financial condition and results from operations.


Departure of key personnel could harm our business.

We will be managed by a small number of key executive officers and operating personnel. Further, we believe that our success will depend, in large part, on our ability to attract and retain skilled and qualified personnel with experience in the truck manufacturing industry. These employees are in great demand and are often subject to competing offers of employment. The loss of key personnel could have a material adverse effect on us.


We depend on our operating subsidiaries for cash. Our subsidiaries may be limited in their ability to make funds available to us for the payment of debt and other obligations.

We will not hold any significant assets that will generate cash other than our direct and indirect interests in our subsidiaries, which conduct all of our operations. Our cash flow and ability to meet our obligations will depend upon the cash flow of our operating subsidiaries and the payment of funds by these operating subsidiaries to us. In addition, our operating subsidiaries' ability to make any payments to us will depend on their earnings, business and tax considerations and legal restrictions including any local law restrictions relating to foreign payments and repatriation of capital. Finally, our loan agreement with Terex prohibits Tatra from making certain cash distributions to SDC and our agreement with the government of the Czech Republic prohibits SDC from removing the assets of Tatra during the year 2002.


Because our operations are conducted outside the United States, we are subject to special economic and political risks, including inflation, foreign exchange fluctuations, foreign regulatory approvals and foreign taxes.

Substantially all of our current and planned operations are outside the United States, including in the Czech Republic, Russia, other parts of Central and Eastern Europe, India and the Middle East. Accordingly, we are subject to economic, political and social instability and other risks not typical of investments in businesses conducted in the United States. Our financial results have been, and may continue to be, adversely affected by fluctuations in the relative values of the currencies in which we conduct business. We may be materially adversely affected by these factors.

We plan to structure our operations based on certain assumptions about various tax laws, U.S. and international tax treaty developments, international currency exchange and capital repatriation laws and other relevant laws of a variety of non-U.S. jurisdictions. While management believes these assumptions will be correct, we cannot assure you that taxing or other authorities would reach the same conclusion. We could suffer adverse tax and other financial consequences if these assumptions are incorrect or the relevant laws were changed or modified.


Distribution and other payments to us from our subsidiaries and affiliates may be subject to foreign taxes, and distributions by us to non-U.S. shareholders may be subject to U.S. withholding taxes.

We receive distributions of earnings and other payments, including interest, from our subsidiaries and affiliates which may be subject to withholding taxes imposed by the jurisdictions in which these entities are formed or operating. These taxes would reduce the amount of after-tax cash we would receive from these entities. In general, a United States corporation may claim a foreign tax credit against its federal income tax expense for these foreign withholding taxes and for foreign income taxes paid directly by foreign corporate entities in which it owns 10% or more of the voting stock. Our ability to claim foreign tax credits and to utilize net foreign losses is, however, subject to numerous limitations, and we may incur incremental tax costs as a result of these limitations or because we are not in a tax-paying position in the United States. We may also be required to include in our income for United States federal income tax purposes our proportionate share of certain earnings of those foreign corporate subsidiaries that are classified as "controlled foreign corporations" without regard to whether distributions have been actually received from those subsidiaries. In addition, our distributions to shareholders residing outside the United States may be subject to U.S. withholding taxes.


Labor unions in the Czech Republic may increase our expenses.

While all of our operations are currently unionized, we may experience strikes or other types of conflicts with labor unions or our personnel, which could adversely affect our operations. In addition, the government of the Czech Republic has, at times, actively regulated cross-border transactions, including placing limitations on imported goods. These regulations may result in delivery delays and increased equipment costs for us.


Item 2.	Description of Property

     Until the end of 2001, we rented office space from our Chief Executive Officer, Mr. Adams, on a month to month basis and through our subsidiary, SDC Prague, s.r.o., we leased an office at Vaclavske nam. 66, Prague, Czech Republic, for our activities in the Czech Republic. Our rental expense for these offices was $37,000 for 2001. Currently, our primary offices where corporate and executive functions are performed are located at 777 S. Flagler, 8th Floor West, W. Palm Beach, FL 33401. These offices consist of approximately 1,330 square feet, and our annual office rental payments total approximately $72,000, and are payable on a month to month basis.

     We own a 600 acre facility, containing a 5 million square foot factory with manufacturing and office facilities and an automotive test track in the town of Koprivnice, Czech Republic. The property is insured.

     We believe that our existing offices, manufacturing and related facilities are adequate for the foreseeable future and that, depending on additional products and sales, similar and/or additional offices and locations can be acquired on reasonable terms.


Item 3.	Legal Proceedings

     In August 2002, an action was brought against us in the Supreme Court of New York, Suffolk County, by Steven Scarano, a former consultant, and Rainmakers Inc., a company he purports to control. The plaintiffs have alleged breach of a consulting agreement, intentional interference with contract rights, violations of U.S. securities laws and fraudulent inducement, and seek damages of approximately $721,000. We believe that this action lacks any merit and is frivolous, and intend to defend the case vigorously, and to assert substantial counterclaims against the plaintiff.


Item 4.	Submission of Matters to a Vote of Security Holders

     None.

                               Part II

Item 5.	Market For Common Equity and Related Stockholder Matters

     Our Certificate of Incorporation authorizes 25,000,000 shares of common stock, $.001 par value, and 25,000,000 shares of preferred stock, $.001 par value. As of November 18, 2002, we had 20,037,987 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

Price Range of Common Stock

     Our common stock was approved on July 29, 1996 by the National Association of Securities Dealers (NASD) for trading on the OTC Bulletin Board under the symbol SDCN. Prior to that time there was no public market for our common stock. Because we encountered unforeseen difficulties converting Czech to US GAAP, our SEC filings were delayed, and on May 23, 2002, our common stock was delisted from the OTC Bulletin Board. Effective May 24, 2002, our stock began trading on the over-the-counter market under the symbol SDCN.

     The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by Yahoo Finance on the OTC Bulletin Board from January 1, 2000 to May 22, 2002 and on the over-the-counter US market from May 24, 2002 to November 18, 2002.

                                                    Price Range
2000                                            High           Low
First Quarter                                  $2.03          $0.94
Second Quarter                                 $1.28          $0.63
Third Quarter                                  $2.76          $0.69
Fourth Quarter                                 $1.53          $0.56

2001                                            High           Low

First Quarter                                  $1.13          $0.54
Second Quarter                                 $1.21          $0.44
Third Quarter                                  $1.00          $0.51
Fourth Quarter                                 $0.90          $0.53

2002                                            High           Low

First Quarter                                  $1.60          $0.76
Second Quarter                                 $1.56          $0.65
Third Quarter                                  $1.20          $0.65
Fourth Quarter (through November 18, 2002)     $0.90          $0.60


     The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of November 18, 2002, the closing sale price of our common stock was $0.90 per share. There were 291 holders of record as of November 18, 2002. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

     We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. SDC is not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

     Set forth below is information regarding the issuance and sales of our unregistered common stock for the three years ending December 31, 2001 and the nine months ending September 30, 2002. None of these sales involved the use of an underwriter. All of the sales were exempt from registration under Section 4(2) of the Securities Act.

                      Number of                             Number of                              Number of
                       Shares                                Shares                                 Shares
Date                 Issued/Sold      Date                 Issued/Sold       Date                 Issued/Sold

January 8, 1999          90,000       November 16, 2000        50,00         December 28, 2001      531,000
January 26, 1999         50,000       December 7, 2000         15,000        January 9, 2002         15,000
March 9, 1999            34,000       December 8, 2000         10,000        February 1, 2002       925,000
March 15, 1999          621,040       December 20, 2000        10,000        February 11, 2002       15,000
April 5, 1999            15,000       January 5, 2001         516,000        February 12, 2002       50,000
April 6, 1999           150,000       January 17, 2001         50,000        February 13, 2002      109,452
April 8, 1999            15,000       January 23, 2001        500,000        February 14, 2002       18,000
April 9, 1999           125,000       February 8, 2001        125,000        February 22, 2002       25,000
May 28, 1999             12,500       February 13, 2001        15,000        March 12, 2002          15,000
June 8, 1999             25,000       February 21, 2001         8,000        April 2, 2002           15,000
June 15, 1999            24,000       March 8, 2001            15,000        April 5, 2002           10,000
July 19, 1999            82,290       March 13, 2001            8,000        May 1, 2002             15,000
August 19, 1999          25,000       April 6, 2001            15,000        May 14, 2002           428,571
August 27, 1999         175,000(1)    April 17, 2001           18,000        May 29, 2002            29,412
September 22, 1999       70,000       April 23, 2001          150,000        June 3, 2002            15,000
October 4, 1999         220,000       May 8, 2001              15,000        July 2, 2002            15,000
November 18, 1999        34,864       May 22, 2001             6,000         August 2, 2002           15,000
December 14, 1999        71,594       May 29, 2001           450,000(2)      August 27, 2002           6,000
January 7, 2000          26,000       May 30, 2001           400,000         September 4, 2002        15,000
February 22, 2000       216,000       June 7, 2001            15,000         September 13, 2002      120,000
February 24, 2000       100,000       June 11, 2001           27,500
March 29, 2000          739,700       June 28, 2001          250,000
April 14, 2000          200,000       July 2, 2001         1,100,000(3)
April 18, 2000          200,000       July 6, 2001           300,000
April 24, 2000           30,000       July 16, 2001          365,000
June 2, 2000             15,000       July 24, 2001          200,000
June 22, 2000            31,617       August 2, 2001           6,250
July 5, 2000            100,000       August 8, 2001          15,000
July 10, 2000            15,000       August 24, 2001        300,000
July 12, 2000            50,000       August 30, 2001        225,000(4)
July 24, 2000           110,000       September 14, 2001      15,000
August 7, 2000           40,000       September 20, 2001      11,047
August 10, 2000         379,167       September 26, 2001      11,500
August 22, 2000          50,000       October 8, 2001         15,000
September 1, 2000       113,461       October 19, 2001       250,000
September 6, 2000       210,684       October 24, 2001        50,000
September 8, 2000        15,000       November 5, 2001       100,000
September 29, 2000      200,000       November 12, 2001      390,000
October 10, 2000         15,000       December 10, 2001       15,000
November 9, 2000         15,000       December 21, 2001    1,147,385

----------------------

(1) All 175,000 shares were later returned and cancelled.

(2) 40,000 of these 450,000 shares were later returned and cancelled.

(3) 250,000 of these 1,100,000 shares were later returned and cancelled.

(4) All of these 225,000 shares were later returned and cancelled.

Item 6. Management's Discussion and Analysis of Plan of Operation

      The following discussion should be read in conjunction with our financial statements and notes to those statements and other financial information appearing elsewhere in this Annual Report. In addition to historical information, the following discussion and other parts of this Annual Report contain forward-looking information that involves risks and uncertainties.

Overview

     We follow Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", in accounting for the excess of the fair value of the assets we acquired over the price we paid. This is known as "negative goodwill". Under these pronouncements, negative goodwill has been allocated upon the consolidation of SDC and Tatra as a reduction of approximately $44 million of the carrying value of fixed assets of Tatra. In other words, according to the financial statements using the appropriate purchase accounting methodology, we acquired Tatra for about $44 million less than its net book value. Therefore, we were required upon consolidation of Tatra, to write down Tatra's assets by that amount on the financial statements of SDC. As a result, SDC's consolidated financials will have approximately $4.3 million less in annual depreciation expense, and therefore, $4.3 million towards additional annual earnings in the future.

     The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value of TATRA, a.s. was as follows (expressed in thousands of US dollars):

     --------------------------------------------------------
     Cash acquired                                $     3,634
     Trade accounts receivable                         20,181
     Inventories                                       38,774
     Other current assets                               9,509
     Property, plant and equipment, after
       allocation of negative goodwill                 24,483
     Other assets                                       3,200
     Notes payable to banks                           (15,274)
     Trade accounts payable                           (24,243)
     Accrued expenses                                 (10,749)
     Contractual obligation - current                  (9,089)
     Other current liabilities                        (11,352)
     Minority interest                                 (5,526)
     Contractual obligation - noncurrent               (7,803)
     Other liabilities                                 (2,740)
     --------------------------------------------------------
                                                   $   13,005
     ========================================================


Results of Operations of SDC International (Without Giving Effect to the Acquisition of Tatra)

     We discuss the results of operations of SDC separately from those of Tatra, and without giving any effect to the acquisition of Tatra because we did not acquire Tatra until December 28, 2001. We believe this provides a more accurate presentation when comparing SDC's 2001 results to its 2000 results.

     In the past few years, we have devoted substantially all of our time and effort to negotiating the acquisition of Tatra and arranging strategic alliances related to the Tatra acquisition. Therefore, our revenues to date are not the result of marketing efforts but rather were obtained by receiving small orders for goods that were easily sourced and delivered to our existing customers. We record revenue when products are shipped. For the year ended December 31, 2000, we recorded revenue of $70,000 and we recorded no revenue for the year ended December 31, 2001.

     Our operating expenses for the year ended December 31, 2001, were $9,049,000 compared to $1,338,000 for the year ending December 31, 2000. Our net loss was $9,964,000 for the year ended December 31, 2001 compared to a net loss of $1,852,000 for the year ended December 31, 2000. In 2001, the large increase in costs, and the resulting loss, were due primarily to the activities and costs related to the Tatra acquisition which were not included as a cost of the acquisition as they were incurred prior to the final approval of the purchase by the Czech government. These costs included fees and expenses that were contingent upon closing the acquisition. However, these losses also include certain non-cash charges totaling $6,503,000 in 2001 and $622,000 in 2000 which had no cash effect on our financial statements. Our interest expense increased to $863,000 in 2001 from $480,000 in 2000 as a result of increased borrowing related to our acquisition of Tatra, particularly with respect to a loan obtained for our bid deposit. We recognized additional losses on the disposal of our Bolivian subsidiary Skobol, as the purchaser did not make any payments on the note taken back in the sale.

     Our loss for 2001 included the following other fees and expenses, as mentioned above, which were earned only upon the successful closing of the Tatra acquisition were, as a result, not included as a cost of acquisition:

     -    advisory fees of $1,250,000 to Credit Suisse First Boston

     -    performance bonuses of $1,000,000 due to management

     -    other professional fees of approximately $340,000.


Results of Operations of Tatra


     Prior to our acquisition of Tatra on December 28, 2001, Tatra's operations were significantly influenced by several negative factors. The first factor was Tatra's uncertain ownership structure (as a result of the acquisitions of a substantial portion of Tatra's stock, first by the bank as a noteholder of SDC, then by the Czech government as guarantors of the bank) and the resulting uncertainty of Tatra's business partners regarding Tatra's future. Uncertainty of the ownership structure also limited Tatra's potential to receive any short-term financing. The ownership structure was resolved at the end of the year when we acquired our interest in Tatra. Tatra's revenues for 2001 totalled approximately $152 million and its 2001 net profit was approximately $5.8 million.

     Operations during the year 2001 were also negatively influenced by considerable fluctuations in the sales and revenues, which reduced production efficiency and capacity utilization. Our sales fluctuate from quarter to quarter as a result of buying policies by certain of our customers. We have little ability to influence these buying patterns and continue to try to mitigate the fluctuations by cultivating new customers. Total annual sales in 2001 increased $4.7 million or 3.2% from 2000.

     Tatra manages and evaluates its operations in four reportable segments: truck, service, energy and automotive components. The truck segment designs, develops and manufactures on and off-road heavy-duty vehicles for commercial and military applications. It also manufactures parts for machinery and vehicles. The service segment provides transport, catering, accommodation and import services. The energy segment provides heat and hot water. The automotive components segment designs, develops and manufactures products and components for the automotive industry. The operating segments are managed and evaluated separately as each offers different products and serves different markets.

     The overall increase in sales resulted from increases in sales of the truck segment, which increased $5.2 million or 4.6% from 2000, and the automotive components segment which increased $1.4 million or 5% from 2000. These two segments accounted for 76.7% and 20.0% of sales in 2001, and 75.6% and 19.6% of sales in 2000. Increases in both the truck and automotive components segments resulted from increased marketing activities by Tatra, resulting increases in units sold, as well as increased pricing. The other two segments, service and energy, accounted for 1.2% and 2.1% in 2001, 2.9% and 1.8% in 2000. Service revenue decreased $2.4 million or 56.3% from 2000 as a result of Tatra's decision to reduce, divest or cease these operations and the corresponding reduction in efforts to market and sell such services. Energy revenue increased $.5 million or 17.6% from 2000 as a result of increases in Tatra's pricing structure resulting from increased raw material costs.

     Uneven sales and, therefore, uneven production during the year strongly affected Tatra's inventories, which reduced cash flow and affected our costs of sales and gross profit.

     In spite of the negative factors influencing the operations of Tatra in 2001, and the increased costs as a result of uneven production cycles, our operating income increased $2.9 million or 76.7% from 2000. The overall increase resulted from increases in operating profits in the truck and service segments, $2.7 million and $1.5 million, or 14.0% and 120.7%, over 2000. These increases resulted from efforts to reduce overhead and material costs. The energy and automotive components segments decreased $.9 million and $.5 million, or 8.3% and 12.3% from 2000. These decreases resulted from a more competitive environment and resulting decreased margins.

     Overall, cost of revenues increased $3.3 million or 2.9% from 2000. Cost of revenues increased less than our revenues, resulting in an increase of gross profit of $1.4 million or 4.1%. Our gross profit as a percentage of revenues remained fairly constant, 23.3% for 2001 versus 23.1% for 2000. Our selling general and administrative expenses decreased $1.7 million or 6.7% while our engineering costs increased $.3 million or 6.2%. The decrease in expenses resulted from reductions in overhead personnel costs.

     Other income (expense) decreased $2.0 million or 153.6% from 2000. This decrease was primarily from other items which in 2000, included income resulting from the waiver of interest of approximately $1.5 million. As a result, other items decreased in total $1.9 million and gain recognized on disposal of subsidiaries in 2000 of $1.3 million and none in 2001. Interest expense remained fairly constant while interest income decreased, a net decrease of $.1 million. Our share of income resulting from subsidiaries accounted for on the equity method (whereby we only recognize a portion of the income in proportion to our ownership percentage) decreased $.2 million. Income from foreign exchange rate gains and losses increase $1.4 million from 2000 due to fluctuation in the various world currencies.

     As a result of all of the above items, Tatra's net income increased to $5.8 million in 2001 from $4.9 million in 2000, a change of $.9 million or 17.6% from 2000.

     Capital Investment in Machinery and Equipment

     Tatra made capital investments of $7,254,000 in 2001. The new capital investments were made primarily in manufacturing technology through the acquisition of machine-tool centers enabling the flexibility of working capacities and an increase in manufacturing quality. Capital investment was also made in controlling and information technologies. All investments were financed from Tatra's cash flow.

     Discontinuation of Non-Strategic Tatra Subsidiaries

     As was previously planned, in 2000 Tatra began to divest several non-strategic and failing small subsidiaries. The total losses for 2000 from these subsidiaries were approximately $1.225 million. Bankruptcy proceedings for non-strategic subsidiaries TATRA Pribor, SHT Novy Jicin, and SHT DIZ and liquidation of non-strategic subsidiaries TATRA ND and TRA DO BRASIL LTDA were initiated by Tatra prior to our acquisition and should have no material effect of us.

Liquidity And Capital Resources

     Tatra

     In connection with our acquisition of Tatra, we followed Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", in accounting for the excess of the fair value of the assets acquired in the Tatra acquisition over the price we paid the Czech government for our shares of Tatra. When the purchase price is less than the net book value of the company being purchased, the difference is known as "negative goodwill". Under the SFAS pronouncements, negative goodwill has been allocated upon consolidation of Tatra's financial statements into SDC's as a reduction of the carrying value of fixed assets. Since we acquired Tatra for about $44 million less than its book value. Therefore, we were required, upon consolidation, to write down Tatra's assets by that amount on the consolidated financial statements of SDC. This will result in approximately $4.3 million less in annual depreciation on a consolidated basis, and, therefore, approximately
$4.3 million more towards our annual earnings in the future.

     Tatra's operating activities for the year ended December 31, 2001 provided net cash of $2,786,000, whereas Tatra's operating activities for the year ended December 31, 2000 provided net cash of $8,254,000, providing a year-to-year decrease of $5,468,000. This decrease, despite increases in accounts payable and net income, results from increases in accounts receivable and inventory (decrease of cash provided and increase of cash used) and decreases in liabilities and accruals. Tatra's net cash used in investing activities for 2001, primarily for new machinery and equipment, decreased to $4,088,000 compared to $4,822,000 in 2000, due to a reduction in the resources available for such expenditures. Net cash provided by financing activities in the year ended December 31, 2001 was $1,997,000 compared to net cash used in financing activities of $2,026,000 for the year ended December 31, 2000 as a result of increase in net proceeds received from notes payable and lines of credit during 2001. Total cash at December 31, 2001 increased to $3,634,000 from $2,784,000 at December 31, 2000.

     Approximately 80% of Tatra's products are sold in US dollars and approximately 80% of its costs are in Czech koruna. Therefore, currency exchange rates may have a significant effect on sales and profitability. In the future, we plan to use currency hedging operations to attempt to minimize any effect of currency exchange rate changes according to orders and purchase contracts for our products. Although SDC maintains a bank account in Czech currency within the Czech Republic for paying SDC's local expenses, the amount on deposit in the account is usually small and, therefore, fluctuation in the currency exchange rates should not have a significant effect on our company.

     SDC consolidated

     Because of SDC's acquisition of Tatra at a price below the actual shareholders' equity of Tatra, the use of purchase accounting for the acquisition of Tatra has a direct and material effect on the presentation of financial ratios, liquidity and capital resources of SDC on a consolidated basis. (See first paragraph under "Liquidity and Capital Resources" above.) On a consolidated basis, as of December 31, 2001, we had a net working capital deficit of $8,304,000. However, excluding shareholder loans, which we have in the past mutually extended, refinanced or converted into equity, the net working deficit decreases to $2,602,000. Our net cash provided by our consolidated operating activities for the year ended December 31, 2001 amounted to $710,000, an increase of $1,919,000 from the year ended December 31, 2000 in which we used cash in operating activities of $1,209,000. Our use of cash for operating activities decreased despite the significant increase in our net loss as most of our 2001 expenses were either non-cash expenses paid with common stock, options or warrants of $6,504,000, or were items which were accrued as evidenced by the increase in accounts payable and accrued expenses of $3,994,000. Net cash used in investing activities during 2001 consisted mostly of $9,371,000 used in our acquisition of Tatra, the purchase price plus cash costs of acquistion of $13,005,000 less the cash acquired of $3,634,000. Net cash provided by financing activities in the year ended December 31, 2001 was $12,366,000 compared to $1,013,000 for the year ended December 31, 2000. The increase of $11,353,000 in net cash provided by financing activities resulted from increased net loan proceeds (primarily used to acquire Tatra), sales of common stock and the exercise of options in excess of cash from the same sources in 2000. Total cash at December 31, 2001 increased to $3,661,000 from $56,000 at December 31, 2000.

     General

     Management is evaluating our current and projected cash needs to determine if our current financial situation will be sufficient to meet our needs. If we continue according to our present growth plans, we are likely to require additional financing and capital. We are actively exploring possible sources of additional capital and we are reviewing possible methods to obtain additional capital, as needed.
If our operating unit, Tatra, grows according to our business plan, additional capital will be needed in order to attain the levels of revenue in the plan. There is no assurance that financing or capital will be available at the time when the capital may be needed. Our business, financial condition and results from operations may be materially adversely affected if we fail to obtain any necessary financing or capital.

     Our various borrowings subject us to certain restrictions relating to, among other things, minimum net worth, payment by Tatra of dividends, new indebtedness, and maintenance of certain financial ratios. At December 31, 2001 we were in compliance with all related covenants. Failure to comply with any of the debt covenants could adversely affect our liquidity and ability to meet capital resource needs.

     We believe that our long-term liquidity and capital resource needs will continue to be provided by funds from operating activities, supplemented by borrowings under existing and additional credit facilities, and from the issuance from time to time of shares of our capital stock. We consider debt and/or equity offerings to properly manage our total capitalization position. We also consider, from time to time, new joint ventures, alliances, divestitures and acquisitions, the implementation of which could impact our liquidity and capital resource requirements. However, there is no assurance that financing or capital will be available at the time when the capital may be needed to meet our needs for liquidity or additional capital. The failure to obtain additional financing or capital when needed will have a material adverse effect upon our business, financial condition and results of operations.

     Contractual obligations

     The following table summarizes the general timing of future payments as of December 31, 2001 under our outstanding loan agreements, and under lease agreements that include noncancellable terms.


Contractual Obligations                       Payments Due by Period
------------------------------- -------------------------------------------------------
                                 Totals     2002     2003 to 2005    2006    Thereafter
                                --------  --------   ------------  -------   ----------
(in thousands)
Related party acquisition debt  $ 10,904  $  4,834      $ 6,070    $     -    $     -
Other related party debt             868       868
Capital lease                        825       392          356         21         56
Operating leases                   3,670       838        2,148        684
Other long-term obligations          912       456          456          -          -
                                --------  --------      -------    -------    -------
Total                           $ 17,179  $  7,388      $ 9,030    $   705    $    56
                                ========  ========      =======    =======    =======


Other Commercial Commitments           Amount of Commitment Expiration By Period
------------------------------- -------------------------------------------------------
                                 Total
                                 Amount
                                Committed    2002     2003 to 2005    2006   Thereafter
                                ---------  --------   ------------  -------  ----------
(in thousands)
Lines of credit                 $  3,946   $  3,946     $     -     $     -  $       -
Revolving loans - Government      11,328     11,328
Standby letters of credit              -
Contractual guarantees            16,892      9,089        7,803
Standby repurchase obligations         -
Other commercial commitments       2,375          -        2,375          -          -
                                --------   --------     --------    -------    -------
Total                           $ 34,541   $ 24,363     $ 10,178    $     -    $     -
                                ========   ========      =======    =======    =======

     Accounting policies

Critical Accounting Policies

     On December 12, 2001, the Securities and Exchange Commission (the "SEC") issued Financial Reporting Release No. 60, which suggests a discussion of the critical accounting policies used by companies in the preparation of their financial statements. Note 1 to the Financial Statements includes a summary of the significant accounting policies used by SDC in the preparation of its financial statements. SDC believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of SDC's consolidated financial statements.

     The discussion and analysis of SDC's financial condition and results of operations are based upon SDC's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates these estimates. Management bases its estimates on historical data, when available, professional advice, experience and various assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of the assets and liabilities. Actual results could differ from these estimates.

     Revenue from the sale of products is recorded at the time the goods are shipped. Revenue from freight charged to customers is recognized when products are shipped. Provisions for discounts, customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

     SDC reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

SDC assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair values less cost to sell.

Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142,
"Goodwill and Other Intangible Assets."

     SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. The adoption of this new standard was used in the acquisition of Tatra by SDC as discussed in Note 2.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which will begin with SDC's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The adoption of this new standard was used in the acquisition of Tatra by SDC as discussed in Note 2.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SDC is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts January 1, 2003. SDC does not expect that adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. SDC is required to adopt SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS
No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

     SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is required to be applied for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material effect on SDC's financial statements.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on SDC's financial statements.

Item 7.	Financial Statements

     The financial statements required by Item 7 of the Form 10-KSB are included in this Annual Report beginning on Page F-1.


Item 8.	Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure

     The information required by this item has been previously disclosed on various Current Reports on Form 8-K which were filed with the SEC on January 22, 2002, February 12, 2002, April 23, 2002, May 21, 2002 and July 3, 2002.

                              PART III

Item 9.	Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act

Name                            Age      Position
---                             ---      --------

Ronald A. Adams                  52      Chairman of the Board, Chief
                                         Executive Officer and Director

Milota K. Srkal                  57      President, Chief Operating
                                         Officer and Director

Henry S. Green, Jr.              70      Secretary and Director

Drummond C. Bell III             58      Director

General Alexander M. Haig, Jr.   78      Director

Henry Kiefer                     61      General Manager and Chiefa
                                         Operating Officer of Tatra

John Prikyl                      62      General Manager of Tatra
                                         Subsidiaries



     All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualify.
Vacancies on the Board of Directors may be filled by the remaining directors. Officers are elected annually, and serve at the discretion of the Board of Directors. There are no family relationships between or among any officers or directors of SDC.

     Ronald A. Adams has been the Chairman, Chief Executive Officer and a director of SDC since 1994. From 1986 through 1996, he served as President of Worth Capital Group. From 1996 through 2001, he served as a Financial Advisor to Double Seal Ring Company and, from 1994 to 1996, as a Financial Advisor to Skoda Diesel. Both of these entities are among the founding shareholders of SDC. For the 14 years prior to 1986, Mr. Adams was Chief Executive Officer of Haltom Manufacturing Company, engaged in manufacturing of corporate recognition items. He attended the University of Oklahoma and graduated from Texas Christian University, where he performed post-graduate studies.

     Milota K. Srkal has been the President, Chief Operating Officer and a director of SDC since 1998. Mr. Srkal was President and Founder of Golden Grove Business, Inc., which we refer to as GGB, the Tatra distributor in certain Central and South American countries. GGB merged into SDC in 1997. Prior to founding GGB, Mr. Srkal was associated with Frederic R. Harris, Inc., an international construction and management firm. He served as its Senior Vice President until resigning to found GGB.

     Henry S. Green, Jr., has been Secretary of SDC since December 1996 and a director since 1994. In 2002, Mr. Green retired as Chairman and President of Double Seal Ring Company where he had been employed since 1955 and had served as a director since 1978. Double Seal, founded in 1931, manufactures industrial piston rings such as those used in industrial equipment and diesel and gas generating sets. He is a graduate of the Business Administration School at Oklahoma State University and attended the United States Naval Command School.

     Drummond C. Bell III has been a director of SDC and a member of its Audit Committee since March 2002. Mr. Bell has been a member of McFarland Dewey & Co., LLC, a financial advisory and investment banking company, since March 1998 and a partner of McFarland Dewey &
Co. since August 1997.  Mr. Bell has served as Managing Director of
FIL Partners (Fruehauf International Limited) and serves on the
Advisory Board of Private Equity Investors (PEI) and Dynamic Metal Forming. Mr. Bell was a Vice President of U.S. Steel and President of U.S. Steel Realty and has served as Senior Vice President of
Operations of Freuhauf Trailers. Mr. Bell is a graduate of the University of North Carolina (Chapel Hill) and the Advanced Management Program at the Harvard Business School.

     General Alexander M. Haig, Jr. has been a director of SDC since January 2002. Since May 1999 General Haig served as Strategic Advisor to SDC. For more than the past five years, General Haig has been Chairman and owner of Worldwide Associates, Inc., a Washington, D.C. based international advisory firm assisting domestic and international corporations in gaining market entry and venture capital activities, public speaking and writing. General Haig is host of his own weekly television program, "World Business Review" and serves on the board of directors of MGM Mirage, Inc., Metro-Goldwyn-Mayer, Inc., Indevus Pharmaceuticals, Inc. and Compuserve Interactive Services, Inc. General Haig served as White House Chief of Staff from 1973 to 1974; Supreme Allied Commander of NATO from 1974 to 1979; and United States Secretary of State from 1981 to 1982. In addition, he served as President and Chief Operating Officer of United Technologies Corporation from 1979 to 1981 and remains as a consultant.

     Henry Kiefer joined SDC as General Manager and Chief Operating Officer of Tatra in January 2002. Prior thereo, Mr. Kiefer was employed for thirty-two years by PACCAR, a manufacturer of product lines such as Kenworth and Peterbilt. Mr. Kiefer began his career with the Kenworth division of PACCAR and served as Managing Director of PACCAR Australia, President and Managing Director of PACCAR U.K., and as the General Manager of Kenworth Truck. He is a graduate of the University of Washington and the Stanford University Executive Program.

     John Prikryl joined SDC in January 2002 as General Manager of Tatra's foundry, forging and tool and stamping subsidiaries which are prime component suppliers to Tatra's truck assembly operations. For more than the past five years, prior to joining SDC, Mr. Prikryl was General Manager of Canada's largest steel wire manufacturer, Stelwire Ltd. At Stelwire, he led its turnaround in the early 1990's and brought the $200 million per year operation to profitability while establishing quality standards of ISO 9002 and ISO 9000 certification for the steel wire company's two manufacturing plants. Mr. Prikryl joined Stelwire's parent company, Stelco, twenty years ago, and before that worked as an engineer at steel companies in the Czech Republic and Austria.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended requires SDC's officers and directors, and persons who own more than ten percent of a registered class of SDC's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish SDC with copies of all Section 16(a) reports that they file.

     For the fiscal year ended December 31, 2001, each of Ronald A. Adams, Milota K. Srkal, General Alexander M. Haig, Jr. and Henry S. Green, Jr. did not timely file a Form 5 and each of Messrs. Adams, Srkal, Green, Bell and General Haig did not timely file a Form 3 and a Form 4 as required by Section 16(a) of the Exchange Act.

Item 10.  Executive Compensation

     The following table sets forth the total compensation paid or accrued for the years ended December 31, 2001, 2000 and 1999 for SDC's Chief Executive Officer during the year ended December 31, 2001 and its most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal year ended December 31, 2001 were in excess of $100,000 each.

                                       Summary Compensation Table
                                       --------------------------

                                     Annual Compensation                Long Term Compensation
                          ------------------------------------------  -------------------------
                                                                               Awards
                          ---------------------------------------------------------------------
Name and                  Year    Salary     Bonus         Other      Restricted     Securities
Principal                           $          $          Annual         Stock       Underlying
Position                                               Compensation   Awards ($)      Options/
                                                          ($)(1)                      SARs(#)
-----------------------------------------------------------------------------------------------
Ronald A. Adams(1)        2001    156,000   500,000         -             -          1,582,250
Chief Executive Officer   2000    156,000      -            -             -              -
                          1999    156,000      -            -             -              -
Milota K. Srkal(1)
Chief Operating Officer   2001    156,000   500,000         -             -          1,582,250
                          2000    156,000      -          20,000          -              -
                          1999    156,000      -            -          326,000           -


(1)   In each of the years ended December 31, 2001, 2000 and 1999,
      Messrs. Adams and Srkal received normal and reasonable automobile, medical insurance and business expense reimbursements or payments made on their behalf for business related expenses.

Option Grants for the Year Ended December 31, 2001

     The following table sets forth grants of stock options during the year ended December 31, 2001 to anyone who served as Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer.

                      Common Stock      % of Total                      Market Price
                       Underlying     Options Granted    Exercise       of Shares on   Expiration
Name                 Options Granted    to Employees   Price Per Share  Date of Grant    Date
----                 ---------------  ---------------  ---------------  ------------   ----------
Ronald A. Adams         1,582,250           35%            $ 0.10          $ 0.84      12/28/2011

Milota K. Srkal         1,582,250           35%            $ 0.10          $ 0.84      12/28/2011


Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table provides certain summary information concerning stock options held as of December 31, 2001 by SDC's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 2001 by any of the officers.


                                                               Value of Unexercised
                       Number of Securities Underlying         In-The-Money Options
                           Unexercised Options #              at Fiscal Year-End($)(1)
                       -------------------------------      ----------------------------
Name                   Exercisable       Unexercisable      Exercisable    Unexercisable
----                   -----------       -------------      -----------    -------------
Ronald A. Adams          1,582,250            0               1,265,800         N/A
Milota K. Srkal          1,582,250            0               1,265,800         N/A


(1) Based upon the closing sale price on December 31, 2001 of $0.90 per share as reported on the over-the-counter Bulletin Board and the exercise price per option.

Stock Option Plan

     SDC established a 2001 Non-Qualified Stock Option Plan (the "2001 Plan") and a 2000 Non-Qualified Stock Option Plan (the "2000 Plan") authorizing the board of directors or the Stock Option Committee of the board of directors to issue from time to time on the Corporation's behalf options to employees, directors, consultants or representatives of SDC or any company that is a party to a consulting agreement with SDC. The 2001 Plan authorizes the issuance of options representing up to 2 million shares and the 2000 Plan authorizes the issuance of options representing up to 500,000 shares. The maximum number of shares issuable pursuant to each plan has been issued.

Employment Contracts and Directors Compensation

     In October 2001, SDC entered into employment agreements with Mr. Adams and Mr. Srkal, pursuant to which Mr. Adams serves as Chief Executive Officer of SDC and Mr. Srkal serves as President of SDC. The term of each employment agreement is for a period of three years and is automatically renewed for additional one year periods unless either party provides notice to the other party of its or his desire to terminate the agreement at least 60 days prior to the expiration of the applicable term. Under these agreements, each of Mr. Adams and Mr. Srkal currently receives an annual base salary of $300,000 subject to adjustments for cost-of-living increases and other increases as determined by the board of directors. In addition, each of Mr. Adams and Mr. Srkal may be entitled to a bonus to be determined by the board of directors depending on the revenues and net profits of Tatra. On July 18, 2000, the board granted to each of Messrs. Adams and Srkal, options (the number to be determined upon closing of the Tatra acquisition) to purchase shares of common stock of SDC. In connection with this grant, on December 28, 2001, upon completion of the Tatra acquisition, 1,582,250 options to purchase shares of common stock of SDC were issued to each of Messrs. Adams and Srkal. The options are exercisable at an exercise price of $0.10 per share, and may be exercised in whole or in part, at any time after the closing of the acquisition of Tatra, from time to time for a period of ten years.

     If Mr. Adams or Mr. Srkal dies, is terminated for cause, voluntarily resigns or is unable to perform his duties on account of illness or other incapacity and the agreement is terminated, he or his legal representative will receive from SDC the base salary which would otherwise be due to the date which termination of employment occurred plus a pro-rata portion of the bonus that would otherwise have been payable to him in that year, and all options granted to him that had not vested at the time of termination would expire. If Mr. Adams' or Mr. Srkal's employment is terminated for any other reason by SDC during the term of the agreement, he will be entitled to receive a lump sum payment in an amount equal to the sum of (A) three times his annual salary plus (B) three times the greater of (i) the bonuses received by him during the twelve months immediately preceding the date of the change in control and (ii) the average of the annual bonuses received by him during the two-year period preceding the change in control event plus (C) an amount equal to the present value of any benefits that would have been payable to him had he continued as an employee of SDC for an additional two years. In addition, all options that had not vested on or prior to the change in control will accelerate and become immediately exercisable.

     Directors who are not employees of SDC receive a director's fee of $5,000 for each quarterly board meeting attended in person and reimbursement of expenses incurred to attend these meetings.

Item 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters

     The following table contains information as of November 18, 2002, as to the number of shares of common stock which is beneficially owned by (i) each of the persons listed on the Summary Compensation Table appearing earlier in this report or each entity known by SDC to own beneficially more than 5% of SDC's Common Stock, (ii) each person who is a Director of SDC, and (iii) all persons as a group who are Directors and Officers of SDC, and as to the percentage of the outstanding shares held by said individuals or entities. There is only one issued class of security of SDC, Common Stock, as of November 18, 2002.


Title of Class:  Common Shares


                     Ownership of Common Stock
                     -------------------------

Name and Address of                Number of Shares       Percentage of
Beneficial Owner (1)                  Owned (2)        Outstanding Shares(2)
----------------------------------------------------------------------------
Ronald A. Adams (3)
777 S. Flagler, 8th Floor West
W. Palm Beach, FL 33401               2,314,550                10.35%

Milota K. Srkal (4)
777 S. Flagler, 8th Floor West
W. Palm Beach, FL 33401               2,284,250                10.23%

Henry S. Green, Jr. (5)
PO Box 566
Ft. Worth, TX 76101                     302,684                 1.50%

Drummond C. Bell III (6)
72 Willow Street
Southport, CT  06890                    100,000                  *

Alexander M. Haig, Jr. (7)
1155 15th Street, N. W.,
Suite 800
Washington, DC 20005                    505,000                 2.47%

Emanon Partners
c/o Schaenen Capital Management
200 Park Avenue, Suite 3900
New York, NY  10106                   1,320,872                 6.18%

Venus Projects Ltd.
36 Paradise Road
Richmond, Surrey TW9 1SE
United Kingdom                        1,353,571                 6.33%

Sam Eyde (8)
c/o SDC International
777 S. Flagler, 8th Floor West
W. Palm Beach, FL 33401               2,190,722                10.93%

Terex Corporation (9)
c/o Eric I. Cohen
Senior Vice President
500 Post Road East, Suite 320
Westport CT 06880                     2,404,558                 12%

All Officers and Directors
as a Group
(includes 9 persons) (10)            12,776,207                51.11%

*  Less than 1%

(1) Except as otherwise indicated, SDC believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

(2) Includes shares issuable pursuant to currently exercisable options. The percentage calculations are based on 20,037,987 shares of common stock outstanding as of November 18, 2002.

(3) Includes 500,000 shares received on May 1, 1994 by WCG Holdings, Inc., a company controlled by Mr. Adams; 30,300 shares owned by Zephyr Offshore, Inc., a company that Mr. Adams may be deemed to control; 150,000 shares acquired on June 20, 2000; 1,582,250 shares issuable pursuant to currently exercisable options; and 52,000 shares acquired on the open market between September 26, 2001 and October 10, 2001.

(4) Includes 27,840 shares received on April 24, 1997 through the merger of GGB into SDC; 100,000 shares acquired on December 1, 1997; 372,160 shares acquired on February 23, 1999; 1,582,250 shares issuable pursuant to currently exercisable options; and 52,000 shares acquired on the open market between September 26, 2001 and October 10, 2001.

(5)   Includes 202,684 shares issued  in 1994 to Double Seal Ring
      Company, Inc., which is controlled by Mr. Green's family; and 100,000 shares issuable pursuant to currently exercisable options.

(6) Includes 100,000 shares issuable pursuant to currently exercisable options.

(7) Includes 5,000 shares purchased on October 3, 2001; 100,000 shares issued on May 19, 1999; and 400,000 shares issuable pursuant to currently exercisable options.

(8) Includes 100,000 shares issuable pursuant to currently exercisable warrants.

(9) Includes up to 1,097,721 additional shares that may issued upon the conversion of notes. Also included are shares issued to Terex as a strategic advisor and all other shares acquired during 2001. This calculation is based upon 20,037,987 shares outstanding as of November 18, 2002 and is subject to increase or decrease if the number of outstanding shares of SDC changes.

(10) Includes all of the options listed in notes (3) through (9) above.


Item 12. Certain Relationships and Related Transactions

     SDC and General Haig are parties to a Strategic Advisor Agreement pursuant to which General Haig provides advisory services to SDC. In September, 2001, General Haig was paid $85,000 by SDC for services previously rendered by him. In addition, in September 2001, SDC and General Haig renewed the Strategic Advisor Agreement. In consideration for renewing the agreement, on September 9, 2001, General Haig was issued fully vested stock options to purchase 300,000 shares of common stock of SDC at an exercise price of $0.40 per share. In addition, pursuant to the terms of the Strategic Advisor Agreement, General Haig will be entitled to receive between one and two percent of the total gross contract amount of any contract entered into by SDC or any of its subsidiaries which was obtained through the efforts of General Haig.

     In December, 2001, McFarland Dewey & Company, LLC, a financial advisory and investment banking firm of which Mr. Bell is a member, received a fee of $175,000 for consulting work and financing assistance in connection with our purchase of Tatra.

     Mr. Adams served as a Financial Advisor to the Board of Directors of Double Seal Ring Company, Inc., a company controlled by Henry S. Green, a Director of SDC, until it was sold in 2002. Mr. Adams received a monthly payment for such services of $3,000. Until the end of 2001, SDC leased its executive office on a month to month basis from Mr. Adams. Rent expense under the arrangement amounted to $24,000 during each of the years ended December 31, 2001 and 2000.

     On September 11, 2000, SDC paid Mr. Srkal $20,295 to cover taxes owed for 372,160 restricted shares of common stock which were issued to him on February 23, 1999 in consideration for services rendered.
On September 25, 2001, Mr. Adams and Mr. Srkal issued SDC a 9% note in the principal amount of $100,000, payable in 18 months.

     During 1999 and 2000, SDC issued to Sam Eyde three promissory notes totaling $550,000. These notes bear interest at 14% per year and were payable on July 30, 2002. At December 31, 2001, the notes plus accrued interest of $159,000 were outstanding. During 2000, SDC issued to Mr. Eyde 32,500 shares of common stock valued at $24,375, the quoted market price, to extend the due date of the notes. During 2002, in consideration for extending the due date of the notes to June 30, 2003, SDC issued to Mr. Eyde 100,000 warrants to purchase shares of common stock of SDC at an exercise price of $.75 per share. The warrants are exercisable from the date of issue through December 31, 2003.

     On June 28, 2001, SDC issued to Ron Adams a promissory note totaling $500,000, bearing interest at 14% per year. This note was payable on September 30, 2001. As of December 31, 2001, the remaining outstanding balance of the note and accrued interest totaled $148,000. In connection with this note, Mr. Adams borrowed approximately $500,000 from another stockholder of SDC. This note from the stockholder was secured by 1,000,000 shares of common stock of SDC and a personal guaranty from Mr. Adams. Upon repayment of the balance of the note, 750,000 shares of common stock will be returned to SDC and the stockholder will hold the remaining 250,000 shares. In addition, in connection with the extension of the maturity date of this note, SDC agreed to issue to the stockholder an additional 250,000 common shares. The borrowings related to these loans were fully paid in January 2002.

     In June 1998, SDC entered into an agreement for an unsecured $500,000 line of credit with an affiliate of Emanon Partners. The line of credit had an interest rate of 14% per year and was payable on December 31, 1999. Upon default, and as agreed to in the note issued under the line of credit, on March 2, 2000, the noteholder converted the note, totaling $500,000 plus accrued interest of $114,000 at a rate of $1.00 per share into 614,110 shares of common stock. Under the terms of an agreement to extend the maturity date to December 31, 1999, 216,000 shares of common stock, were issued to the noteholder during 2000. In addition, during 2000, Emanon also converted a note originally entered into in June 1998 with an outstanding principal balance of $100,000 plus accrued interest of $25,660 into 125,660 shares of common stock valued at $125,660, which was the quoted market price. In connection with these borrowings, SDC issued 180,000 shares to Emanon or an affiliate of Emanon in each of 2000 and 2001, valued at $202,445 and $130,002, the quoted market prices at each date of issuance.

Item 13. Exhibits, Material Agreements and Reports on Form 8-K

     (a) The following exhibits are filed as part of this registration statement:

Exhibit No.  Description                             Location
-----------  -----------                             --------
3.1          Amended and Restated Certificate of     Incorporation by reference to of SDC
             Incorporation of SDC                    exhibit to SDC's Form S-8 dated December
                                                     28, 2000 (No. 333-52882)

3.2          By-laws of SDC                          Incorporated by reference to exhibit to
                                                     SDC's Form 10-SB dated January 8, 1996
                                                     (No. 0-27520)

10.1         Shareholder Agreement by, between       Incorporated by reference to exhibit
             and among SKODA Diesel, a.s., Worth     to SDC's Form 10-SB dated January 8,
             Capital Group, Inc. and Double Seal     1996 (No. 0-27520)
             Ring Company, Inc. dated as of April
             21, 1994

10.2         Exclusive Agency Agreement by and       Incorporated by reference to exhibit to
             between SKODA Diesel, a.s. and SDC      SDC's Form 10-SB dated January 8, 1996
             dated as of April 21, 1994              (No. 0-27520)


10.3         Bill of Sale and Transfer by and        Incorporated by reference to exhibit to
             between SKODA Diesel, a.s. and SDC,     SDC's Form 10-SB dated January 8,
             dated as of November 29, 1994           1996 (No. 0-27520)

10.4         Expert's Opinion on the technical       Incorporated by reference to exhibit to
             state and the evaluation of the         SDC's Form 10-SB dated January 8,
             production equipment for SDC, dated     1996 (No. 0-27520)
             April 1995

10.5         Agreement to Merge Golden Grove         Incorporated by reference to exhibit to
             Business, Inc. into SDC dated as of     SDC's Form 10-KSB for the year ended
             January 31, 1997                        August 31, 1997 (No. 0-27520)


10.6         Exclusive Agency Agreement by and       Incorporated by reference to exhibit
             between Metall Kraft and SDC dated      to SDC's Form 10-KSB for the year
             as of August 21, 1997                   ended August 31, 1997 (No. 0-27520)

10.7         Purchase and Sale Agreement by and      Incorporated by reference to exhibit to
             between SDC and Motokov International,  SDC's Form 10-KSB for the year ended
             Joint Stock Company dated as of         August 31, 1997 (No. 0-27520)
             November 18, 1997

10.8         Executive Employment Agreement between  Filed herewith
             SDC and Ronald A. Adams, dated as of
             October 1, 2001

10.9         Executive Employment Agreement between  Filed herewith
             SDC and Milota K. Srkal, dated as of
             October 1, 2001

16.1         Letter from KPMG Ceska republika,       Incorporated by reference to exhibit to
             s.r.o. to the Securities and Exchange   SDC's Form 8-K/A filed on May 21, 2002
             Commission dated May 17, 2002           (No. 0-27520)


21.1         Subsidiaries of the registrant          Filed herewith

99.1         Certification of CEO and CFO pursuant
             to Section 906 of the Sarbanes-Oxley
             Act of 2002                             Filed herewith

     (b)  Reports of Form 8-K
          -------------------

     No reports on Form 8-K were filed by SDC during its last quarter for the year ended December 31, 2001. However, SDC filed the following Current Reports on Form 8-K since December 31, 2001 to the date of the filing of this report:

     A. On January 14, 2002, SDC filed a Form 8-K announcing that it completed and closed its acquisition from the Czech Government's Consolidation Agency of a 91.61% interest in the Czech Republic's specialty-truck manufacturing company, Tatra.

     B. On January 22, 2002, SDC filed a Form 8-K disclosing that the Board of Directors determined to replace Richard A. Eisner & Company, LLP, SDC's independent public accountants for the fiscal year ending December 31, 2000, with KPMG Ceska republika, s.r.o., as SDC's independent public accountants for its fiscal year ending December 31, 2001.

     C. On February 12, 2002, SDC filed a Form 8-K/A disclosing that on January 15, 2002 the Board of Directors dismissed Richard A. Eisner & Company, LLP, SDC's independent public accountants for the fiscal years ending December 31, 2000 and 1999 and engaged KPMG Ceska republika, s.r.o. as SDC's independent public accountants for the fiscal year ending December 31, 2001. The Form 8-K/A stated that SDC has not had any discussions nor received any written opinion or oral advice from KPMG Ceska republika, s.r.o. during the two most recent fiscal years and any subsequent interim period with respect to either the application of accounting principles to a specified transaction, either completed or proposed, or as to the type of audit opinion that might be rendered on SDC's financial statements.

     D. On April 23, 2002, SDC filed a Form 8-K reporting the resignation of KPMG Ceska republika, s.r.o. as SDC's independent public accountants.

     E. On May 21, 2002, SDC filed a Form 8-K/A disclosing a letter SDC received addressed to the SEC dated May 17, 2002 from KPMG Ceska republika, s.r.o. The letter stated that KPMG Ceska republika, s.r.o. disagrees with the statements made by SDC in the initial Form 8-K dated April 16, 2002.

     F. On July 3, 2002, SDC filed a Form 8-K disclosing that it has selected international accounting firm BDO c.s., s.r.o. to serve as the independent auditor for SDC and its subsidiary Tatra.

                                SDC International, Inc.
                                      and Subsidiaries






                                        Consolidated Financial Statements
                          as of December 31, 2001 and for the years ended
                                               December 31, 2001 and 2000

                                SDC International, Inc.
                                      and Subsidiaries






                                        Consolidated Financial Statements
                          as of December 31, 2001 and for the years ended
                                               December 31, 2001 and 2000

=========================================================================

                                             SDC International, Inc.
                                                    and Subsidiaries

                                                            Contents

=========================================================================


     Independent auditors' reports                             F-3 - F-4

     Consolidated financial statements:
        Balance sheet                                             F-5
        Statement of operations                                   F-6
        Statement of stockholders' deficit                        F-7
        Statement of cash flows                                   F-8
        Notes to consolidated financial statements             F-9 - F-39

Independent Auditors' Report


The Board of Directors and Stockholders
SDC International, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of SDC International, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SDC International, Inc. and Subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/BDO CS s.r.o.

November 8, 2002


BDO CS s.r.o.
Prague, Czech Republic

                                        Eisner LLP
Eisner                                  Accountants and Advisors

                                        750 Third Avenue
                                        New York, NY  10017-2703
                                        Tel: 212.949.8700  Fax 212.891.4100
                                        www.eisnerllp.com

INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders of
SDC International, Inc.
Palm Beach, Florida


We have audited the accompanying consolidated statements of operations, stockholders' deficiency and cash flows of SDC International, Inc. (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and cash flows of SDC International, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/Eisner LLP (formerly Richard A. Eisner & Company LLP)



New York, New York
February 7, 2001











                             Independent Member of Baker Tilly International

                                             SDC International, Inc.
                                                    and Subsidiaries

                                          Consolidated Balance Sheet
                                        (in thousands of US dollars)
=========================================================================


December 31, 2001
-------------------------------------------------------------------------
Assets
Current:
  Cash and cash equivalents                                  $     3,661
  Trade accounts receivable, net of allowance for
    doubtful accounts of $6,553                                   20,181
  Inventories (Note 3)                                            38,774
  Amounts due from affiliated companies
    (Note 7(a))                                                    4,094
  Other current assets                                             5,415
-------------------------------------------------------------------------
     Total current assets                                         72,125
Property, plant and equipment, net (Note 4)                       24,483
Investments in affiliated companies                                1,035
Other assets                                                       2,167
-------------------------------------------------------------------------
                                                             $    99,810
=========================================================================
Liabilities and Stockholders' Deficit
Current liabilities:
  Notes payable to banks (Note 6)                            $    15,274
  Current installments of obligations under
    capital leases (Note 5)                                          351
  Due to related parties (Note 7(b))                               5,702
  Trade accounts payable                                          32,373
  Accrued expenses                                                16,900
  Current portion of contractual obligation (Note 11)              9,089
  Amounts due to affiliated companies (Note 7(a))                    740
-------------------------------------------------------------------------
     Total current liabilities                                    80,429

Due to related parties, net of current portion (Note 7(b))         6,070
Contractual obligation, net of current portion (Note 11)           7,803
Other liabilities                                                  2,375
Obligations under capital leases, net of current
  installments (Note 5)                                              365
-------------------------------------------------------------------------
     Total liabilities                                            97,042
-------------------------------------------------------------------------
Commitments and contingencies (Note 11)
Minority interest                                                  5,526
-------------------------------------------------------------------------
Stockholders' deficit:
  Preferred stock, $.001 par value, 25,000,000
    shares authorized, none issued or outstanding
    (Note 8)                                                           -
  Common stock, $.001 par value, 25,000,000 shares
    authorized, 17,719,885 shares issued and
    outstanding (Note 8)                                              18
  Additional paid-in capital (Note 8)                             25,612
  Common stock to be issued (Note 8)                                 369
  Escrow stock (Note 7)                                             (510)
  Accumulated deficit                                            (28,147)
  Note receivable from stockholders (Note 9)                        (100)
-------------------------------------------------------------------------
     Total stockholders' deficit                                  (2,758)
-------------------------------------------------------------------------
                                                             $    99,810
=========================================================================


             See accompanying notes to consolidated financial statements.

                                             SDC International, Inc.
                                                    and Subsidiaries

                                Consolidated Statement of Operations
       (in thousands of US dollars, except share and per share data)
=========================================================================


Year ended December 31,                           2001         2000
-------------------------------------------------------------------------
Revenues                                      $        -    $       70
Cost of revenues                                       -            79
-------------------------------------------------------------------------
Gross loss                                             -            (9)
Selling, general and administrative
  expenses, including $5,748 and $235 paid
  by issuance of stock, respectively               9,049         1,338
-------------------------------------------------------------------------
     Loss from operations before interest
     expense                                      (9,049)       (1,347)
Interest expense, net of interest income
  of $5 and $2, including $756 and $283
  paid by issuance of stock and
  amortization of debt discount of $-0-
  and $103, respectively                             863           480
-------------------------------------------------------------------------
     Loss from continuing operations              (9,912)       (1,827)

Discontinued operations (Note 12):
Loss on sale (2001) and operations (2000)
  of discontinued subsidiary                         (52)          (25)
-------------------------------------------------------------------------
Net loss                                      $   (9,964)   $   (1,852)
=========================================================================
Per share - basic and diluted:
Loss from continuing operations               $     (.73)   $     (.19)
=========================================================================
Weighted average shares outstanding           13,586,000     9,605,000
=========================================================================


             See accompanying notes to consolidated financial statements.

                                             SDC International, Inc.
                                                    and Subsidiaries

                     Consolidated Statement of Stockholders' Deficit
       (in thousands of US dollars, except share and per share data)
                                                            (Note 8)
=========================================================================

Years ended December 31, 2001 and 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                                             Accumulated
                               Common Stock,                                                   foreign        Note
                                 par value       Additional   Common                          currency     receivable
                            --------------------  paid-in    Stock to   Escrow  Accumulated   translation      from
                             Shares      Amount   capital    be issued  stock    Deficit      adjustment   stockholders   Total
---------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000    7,745,004  $     8   $   14,505 $     918  $    -  $   (16,331)  $       24    $      -       $ (876)
Issuance of common stock
  in connection with
  loan agreements             250,000        -          283         -       -            -            -           -          283
Issuance of common stock
  to consultants and
  employees for services      195,000        -          235         -       -            -            -           -          235
Issuance of common stock
  in repayment of
  short-term loans and
  accrued interest            938,054        1          850         -       -            -            -           -          851
Issuance of common stock
  payable                     457,000        -          918      (918)      -            -            -           -            -
Sale of common stock        1,396,645        2          828         -       -            -            -           -          830
Return of shares by
  officers of the Company    (100,000)       -            -         -       -            -            -           -            -

 Comprehensive loss:                                                                                              -
Foreign currency
  translation adjustment            -        -            -         -       -            -          (24)          -          (24)
Net loss for the year               -        -            -         -       -       (1,852)           -           -       (1,852)
                                                                                                                          ------
Total comprehensive loss                                                                                          -       (1,876)
                                                                                                                          ------
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000 10,881,703       11       17,619         -       -      (18,183)           -           -         (553)
Issuance of common stock
  in connection with loan
  agreements                  690,000        1          530         -       -            -            -           -          531
Common stock to be issued
  in connection with loan
  agreements
  (250,000 shares)                  -        -            -       225       -            -            -           -          225
Issuance of common stock
  to consultants and
  employees for services    2,448,182        3        1,736         -       -            -            -           -        1,739
Common stock to be issued
  to consultants and
  employees for services
  (159,452 shares)                  -        -            -       144       -            -            -           -          144
Issuance of options and
  warrants to purchase
  common stock to
  consultants and
  employees for services            -        -        3,865         -       -            -            -           -        3,865
Issuance of options to
  purchase common stock
  to consultant in
  cancellation of common
  stock                      (175,000)       -            -         -       -            -            -           -            -
Issuance of common stock
  as collateral for loan
  and held in escrow          750,000        -          510         -    (510)           -            -           -            -
Sale of common stock        1,725,000        2          703         -       -            -            -           -          705
Issuance of common stock
  upon exercise of
  options                   1,400,000        1          649         -       -            -            -           -          650
Net loss for the year               -        -            -         -       -       (9,964)           -           -       (9,964)
Due from stockholders               -        -            -         -       -            -            -        (100)        (100)
---------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001 17,719,885  $    18   $   25,612 $     369  $ (510) $   (28,147)  $        -    $   (100)     $(2,758)
=================================================================================================================================



          See accompanying notes to consolidated financial statements.

                                             SDC International, Inc.
                                                    and Subsidiaries

                                Consolidated Statement of Cash Flows
                                        (in thousands of US dollars)
=========================================================================

Year ended December 31,                           2001           2000
-------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                      $   (9,964)   $   (1,852)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
    Depreciation and amortization                      1             2
    Amortization of debt discount and
      interest expense paid in stock                 756           386
    Expenses paid by issuance stock                5,748           235
    Loss on sale of discontinued
      subsidiary                                      52            25
    Loss on impairment of fixed assets                 2             -
    Change in assets and liabilities,
      net of acquisition of TATRA:
        Inventory                                     11            63
        Prepaid expenses and other
          current assets                               -            15
        Accrued interest receivable                   (2)            -
        Accounts payable and accrued
          expenses                                 3,994          (179)
        Accrued interest payable                     112            96
-------------------------------------------------------------------------
        Net cash provided by (used in)
        operating activities                         710        (1,209)
-------------------------------------------------------------------------
Cash flows from investing activities:
  TATRA acquisition costs                        (13,005)            -
  Cash acquired from acquisition of TATRA          3,634             -
  Loans to stockholders                             (100)            -
  Decrease in restricted cash                          -            81
-------------------------------------------------------------------------
        Net cash provided by (used in)
        investing activities                      (9,471)           81
-------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes payable                     10,904             -
  Proceeds of loans from related parties             500           200
  Repayment of loans from related parties           (393)          (17)
  Proceeds from exercise of options                  650             -
  Proceeds from sale of stock, net                   705           830
-------------------------------------------------------------------------
        Net cash provided by financing
        activities                                12,366         1,013
-------------------------------------------------------------------------
Net increase (decrease) in cash                    3,605          (115)
Cash, beginning of year                               56           171
Cash, end of year                             $    3,661    $       56
=========================================================================

Supplemental disclosures of noncash
  investing and financing activities:
    Issuance of common stock in payment
      of stockholder loans and accrued
      interest                                $        -    $      851
    Common stock issued or issuable in
      connection with extension of
      entering into stockholder loans                  -           283
=========================================================================


             See accompanying notes to consolidated financial statements.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


1.   Summary of Significant Accounting Policies

     (a)  Description of Business

          Through December 2000, SDC International, Inc. (the "Company"), marketed, sold, and financed a full complement of Eastern and Central European industrial products such as diesel generators, co-generation equipment, electric metering systems, on and off-road heavy vehicles and airfreight containers. At the end of 2001, as discussed in Note 2, the Company acquired TATRA, a.s. ("TATRA"), a joint stock company located in Koprivnice, Czech Republic. The Company is a manufacturer of on-and off-road heavy-duty vehicles for commercial and military applications. The Company also manufactures parts for heavy-duty machinery and vehicles.

     (b)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

          Other investments are accounted for by the cost method. The Company recognizes a loss when there is a loss in value in the investment, which is other than a temporary decline.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

     (c)  Net Loss Per Share


          In calculating basic and diluted net loss per share, the Company uses the weighted average number of common shares outstanding plus common shares issuable from the date of commitment. Shares held as in escrow as collateral for loan have not been included in the computation of weighted average shares outstanding. For the years ended December 31, 2001 and 2000, shares issuable upon exercise of outstanding options and warrants were 6,268,069 and 50,000, respectively. These options and warrants have not been included in the computation of diluted net loss per share as their effect is anti-dilutive.

     (d)  Foreign Currency

          The reporting currency for the Company is the U.S. dollar. The functional currency of the Company's subsidiaries in the Czech Republic is the Czech Koruna ("CZK").

          Balance sheet amounts are translated to the dollar from the local functional currency at year-end exchange rates, while statements of operations amounts in local functional currency are translated using average exchange rates.

          The consolidated statement of cash flows was translated to US dollars using the weighted average exchange rate, with the exception of material non-routine transactions, which have been translated using the exchange rate at the date of transaction. The effect of exchange rate changes on cash balances is presented as a separate part of reconciliation of the changes in cash and cash equivalents. Translation gains or losses, if material, are recorded as a separate component of stockholders' deficit. Currency gains or losses on transactions denominated in a currency other than an entity's functional currency are recorded in the results of operations.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


     (e)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (f)  Cash Equivalents

          For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

     (g)  Inventories

          Inventories are stated at the lower of cost or market. The Company uses standard costs, which approximate actual costs based on the weighted-average cost method for all inventories.

     (h)  Financial Instruments and Concentration of Credit Risk

          The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of debt and capital lease obligations approximates estimated fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to trade accounts receivable are limited due to the fact that the Company requires letters of credit for high value orders. The residual receivables credit risk is controlled through credit approvals, monitoring procedures and establishment of a reserve for doubtful accounts.

     (i)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

          Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized utilizing the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Expected useful lives of major classes of depreciable assets are as follows:

          ---------------------------------------------------------------
          Buildings                                           30-50 years
          Machinery and equipment                              4-15 years
          Motor vehicles                                       4-15 years
          Other assets                                            4 years
          ===============================================================

     (j)  Revenue Recognition

          Revenue, which consists principally of sales of truck equipment and spare parts, is recognized when products are shipped. Sales in 2000 consisted of shipments to one truck customer and one parts customer in the Czech Republic, representing 73% and 27% of sales, respectively. There were no sales in 2001 as the Company concentrated its efforts on the acquisition of TATRA (see Note 2).

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          TATRA sells heavy-duty vehicles, parts for heavy-duty vehicles, automobiles, machinery, heat and hot water, and will recognize product revenue when it is realized or realizable and earned. Generally, recognition occurs after the following events: the receipt of a non-cancelable purchase order or signing of a binding contract; shipment of the product and transfer of title and risk of loss; the sales price is fixed or determinable, and collection of sales price is reasonably assured.

     (k)  Research and Development and Advertising

          Research and development and advertising costs are expensed as incurred.

     (l)  Comprehensive Income

          The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the difference between reported net income and comprehensive income relates to foreign currency translation adjustments. Tax effects of translation adjustments are not considered material for any periods presented.

     (m)  Income Taxes

          In accordance with SFAS No. 109, "Accounting for Income Taxes", deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

          Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (n)  Long-Lived Assets

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and of Long-Lived Assets to be Disposed Of", long-lived assets, such as equipment and improvements, are evaluated to determine whether there are any impairment losses. If indicators of impairment were present, and the estimated undiscounted future cash flows were not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified. No impairment losses have been necessary through December 31, 2001.

     (o)  Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board
          ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets."

          SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. The adoption of this new standard was used in the acquisition of TATRA.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The adoption of this new standard was used in the acquisition of TATRA.

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts January 1, 2003. The Company does not expect that adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

          In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS
          No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

          report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

          In April 2002, the FASB issued SFAS Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4 and is no longer necessary because SFAS
          No. 4 has been rescinded.

          SFAS No. 145 amends SFAS Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is required to be applied for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

          In June 2002, the FASB issued SFAS Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also established that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

     (p)  Reclassifications

          Certain amounts in 2000 have been reclassified to conform to the 2001 presentation.

2.   Acquisition

          On December 28, 2001, the Company and its subsidiary, SDC Prague, closed on its acquisition of 91.61% of the outstanding stock of TATRA, a truck and military applications manufacturer in the Czech Republic. The results of TATRA's operations have been included in the consolidated statements since that date, though there were no activities from December 28 to December 31, 2001. As a result of the acquisition, the Company is expected to be the leading supplier of on- and off-road heavy-duty vehicles for commercial and military applications in Eastern and Central Europe. As discussed below, such ownership was reduced to 51% after year-end. In addition to the cash purchase price of $10,904, the Company committed to refinancing the existing notes (approximately $10.8 million) held by the Czech government's finance agency and also committed to making certain cash infusions into TATRA, including $11.78 million during the twelve month period following the acquisition.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          The Company financed its acquisition with three 9% convertible notes totaling $12.9 million from a strategic partner. The three notes were for; (i) $4.8 million, due March 1, 2002,
          (ii) $6.1 million, due December 31, 2004 and (iii) $2 million (advanced in 2002) due December 31, 2004. The three notes are secured by; (i) a personal guarantee from the Company's Chairman and from its President, (ii) the Company's interest in TATRA, and (iii) 100% of the stock in SDC Prague. In connection therewith, upon the completion of certain conditions, the Company was committed to selling to the strategic partner 40.61% of TATRA in return for cancellation of the $4.8 million note and the cancellation of the personal guarantee provision (i) above. Such sale was made in early 2002. Up to $4 million of the outstanding balance of the remaining second and third notes are convertible, at any time after December 31, 2002, into shares of common stock equal to 12% of the outstanding common stock of the Company, on a fully diluted basis, as defined.

          The Company follows SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", in accounting for the excess of fair value of assets acquired over the price paid (negative goodwill). Under these pronouncements, negative goodwill has been allocated as a reduction of fixed assets of approximately $44,000.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================



          The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value of TATRA was as follows:

          ---------------------------------------------------------------
          Cash acquired                                     $     3,634
          Trade accounts receivable                              20,181
          Inventories                                            38,774
          Other current assets                                    9,509
          Property, plant and equipment, after
            allocation of negative goodwill                      24,483
          Other assets                                            3,200
          Notes payable to banks                                (15,274)
          Trade accounts payable                                (24,243)
          Accrued expenses                                      (10,749)
          Contractual obligation - current                       (9,089)
          Other current liabilities                             (11,352)
          Minority interest                                      (5,526)
          Contractual obligation - noncurrent                    (7,803)
          Other liabilities                                      (2,740)
                                                            $    13,964
          ---------------------------------------------------------------
                                                            $    13,005
          ===============================================================


          Costs related to the acquisition, consisting primarily of professional fees, totaled approximately $2,101. These costs have been included in the calculation of total purchase price and have been reflected in the allocation among the assets acquired and liabilities assumed.

          The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of 91.61% of TATRA occurred on January 1, 2000.

          December 31,                         2001            2000
          ---------------------------------------------------------------
          Revenue                          $   152,130     $    147,504
          Net income (loss)                     (1,837)           5,709
          ---------------------------------------------------------------
          Net loss per common share
             - basic and diluted           $      (.14)    $        .59
          ===============================================================

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


3.   Inventories

          At December 31, 2001 inventories consisted of the following:

          ---------------------------------------------------------------
          Raw materials                                   $     17,472
          Work-in-progress                                      11,409
          Finished goods                                         9,855
          Merchandise                                               38
          ---------------------------------------------------------------
          Inventories                                     $     38,774
          ===============================================================

4.   Property, Plant and Equipment

          At December 31, 2001, property, plant and equipment consisted of the following:

          ---------------------------------------------------------------
          Land                                            $        996
          Buildings                                             13,900
          Machinery and equipment                                7,524
          Motor vehicles                                           114
          Other assets                                             807
          Construction-in-progress                               1,142
          ---------------------------------------------------------------
                                                                24,483
          Accumulated depreciation and amortization                  -
          ---------------------------------------------------------------
          Property, plant and equipment, net              $     24,483
          ===============================================================

          The amounts were stated after allocation of negative goodwill. New bases were established and since TATRA was owned for 3 days, depreciation and amortization were zero.

5.   Leases

          The Company is obligated under capital leases covering certain machinery and equipment, and several noncancelable operating leases of its Czech operations. At December 31, 2001, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were $2,320 and $784, respectively.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          Rental expense for operating leases including office space (See Note 11a) were $37 and $45 for the years ended December 31, 2001 and 2000, respectively. The Company also has several noncancelable operating leases, primarily for equipment in the Czech Republic.

          Future minimum lease payments under noncancelable operating leases and future minimum capital lease payments as of December 31, 2001 are:

                                            Capital       Operating
          Year ending December 31,          leases         leases
          ---------------------------------------------------------------
          2002                              $    392      $     838
          2003                                   232            739
          2004                                    78            725
          2005                                    46            684
          2006                                    21            684
          Later years, through 2009               56              -
          -------------------------------   --------      ---------
          Total minimum lease payments           825      $   3,670
                                                          =========
          Less amount representing
            interest                            (109)
                                            --------
          Present value of net minimum
            capital lease payments               716
          Less current installments of
            obligations under capital
            leases                              (351)
                                            --------
          Obligations under capital
            leases, excluding current
            installments                    $    365
          ===============================================================

6. The Company has two revolving loans from a government-owned bank. Both loans bear interest at the Prague Interbank Offered Rate ("PRIBOR") plus 2.7%. At December 31, 2001, PRIBOR was at 4.69%. All loans may become due and payable immediately at the option of the lender upon the occurrence of certain events, as defined in the agreement. As of December 31, 2001 the outstanding balance of the loans and accrued interest thereof totaled $11,328. The loans are pledged on the Company's land, buildings and receivables. In January 2002, the Company refinanced these loans with a new loan obtained from a commercial bank, which was obtained on similar terms.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

          In addition, the Company has a credit facility with a bank for borrowings not to exceed 200 million CZK, approximately $5,536. The credit line is due on demand and bears interest at LIBOR plus 1.5%. At December 31, 2001, LIBOR was at 3.34%. All loans are collateralized by the Company's accounts receivable, as defined in the agreement. At December 31, 2001, the Company had borrowed $3,946 against the facility. On April 18, 2002, the Company amended the existing agreement to provide for borrowings up to 400 million CZK, approximately $11,073.

7.   Related Party Transactions

     (a)  Due From/To Related Parties

          Transactions with related parties consist primarily of sales and purchase transactions with unconsolidated affiliates. As of December 31, 2001, the amounts due from and to these affiliates were $4,094 and $740.

     (b)  Loans from Stockholders

          At December 31, 2001, the Company had three promissory notes outstanding, totaling $550 plus accrued interest of $159, with a certain stockholder. These notes bear interest at 14% per annum and are payable on July 30, 2002. In 2002 the Company issued warrants to this stockholder to purchase 100,000 common shares of the Company at an exercise price of $.75 per share, deemed fair market value, exercisable from issue date through December 31, 2003. The warrants will be recorded at fair market value as a debt discount and amortized from the date of entering into the agreement through the extended maturity date of the notes.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

          On June 28, 2001, the Company signed a promissory note totaling $500 with certain stockholders. The note matured on September 30, 2001 with a stated interest rate of 14% per annum. As of December 31, 2001, the remaining outstanding balance of the loan and accrued interest thereof totaled $148. The note is secured by 1,000,000 common shares of the Company and personally guaranteed by a certain stockholder. Upon repayment, 750,000 common shares, valued at $510 (quoted market price), will be returned to the Company and a certain shareholder will retain the remaining 250,000 common shares, valued at $170 (quoted market price) and this amount was recorded as interest expense. In connection with the extension of the maturity date of the note, the Company committed to issue to the stockholder an additional 250,000 common shares, valued at $225 (quoted market price). Such amount was recorded as interest expense. The note was fully paid in January 2002.

          In connection with these borrowings, promissory notes totaling $500 and certain loans originated in 1998 and 1999, the Company issued 440,000 common shares valued at $361
          (quoted market price), as additional consideration, to certain stockholders and this amount was charged to interest expense.

          For the period ended December 31, 2001, interest expense for the notes amounted to $868 including amortization of debt discount.

          On December 27, 2001, the Company entered into an agreement with a strategic partner with regards to the acquisition of TATRA for $10,904 (see Note 2). As of December 31, 2001, the outstanding balance of borrowings with the strategic partner as discussed in Note 2 was $4.8 million due March 1, 2002, and $6.1 million due December 31, 2004. As of December 31, 2001, accrued interest was $11.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          In 2000, the Company had an unsecured $500 line of credit from a stockholder with the stated interest rate of 14% per annum. Principal and interest were payable on December 31, 1999. The agreement provided that the principal and interest, at the stockholder's option, could be converted into common stock at $1.00 per share. On March 2, 2000, the stockholder converted a note, totaling $500 plus accrued interest of $114, at a rate of $1.00 per share into 614,110 common shares. In connection with the extension of the maturity date of the note to December 1999, 216,000 common shares, valued at $466 (quoted market price), were issued to the stockholder during 2000. In addition, the Company committed to issuing 15,000 shares monthly until such time as a registration statement covering all of these shares has been filed. in settlement of accrued interest through December 31, 1999.

          In addition, the Company had three promissory notes totaling $200 originated in 1998, 1999 and 2000, with a stated interest rate of 14% per annum. During 2000, holders of notes with outstanding principal balances of $200 converted their notes plus accrued interest of $37 into 323,944 shares of common stock valued at $237, which was the quoted market price.

          In connection with certain borrowings, the Company issued 250,000 common shares, valued at $283 (quoted market price), to the stockholders during 2000 as additional consideration and this amount was recorded as interest expense. Additionally, the Company issued 215,000 common shares, valued at $426 (quoted market price), to the stockholders in connection with the extension of the maturity of certain loans in 1999. Such amounts were accounted for as debt discount.

          For the period ended December 31, 2000, interest expense for the notes amounted to $467 including amortization of debt discount.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


8.   Stockholders' Deficit

     (a)  Common Stock

          During the year ended December 31, 2001, the Company sold 1,725,000 common shares to various investors, pursuant to Rule 505, Regulation D, yielding proceeds of $705, net of offering costs.

          As of December 31, 2001, the Company issued 2,448,182 shares of restricted common stock in connection with consulting services to the Company valued at $1,739, which was the quoted market price. In addition, the Company had committed to issuing 159,452 shares of restricted common stock valued at $144, quoted market price, during the year ended December 31, 2001 in connection with consulting services to the Company.

          During 2001, a certain consultant of the Company decided to return 400,000 common shares (175,000 issued in 1999 and 225,000 issued in 2001) valued at $252 on the date of exchange, to the Company in exchange for 300,000 stock options, valued at $153, which had an exercise price of $0.40. Since the fair market value of the options was less than the fair market value of the common stock surrendered and less than the original compensation expense recorded, no additional expense was recorded for 2001.

          On various dates in 2000, 1,396,645 common shares, under Rule 505, Regulation D, were sold to the investors yielding proceeds of $830, net of offering costs. In addition, the Company issued 95,000 of restricted common stock for consulting services to the Company valued at $123. During 2000, the Company received 100,000 common shares returned by a certain officer of the Company. These shares were issued as collateral for a loan. At the time of repayment, the shares were returned to the Company and cancelled. Such amount was recorded as a reduction in the par value.

          During 2000, the Company issued 26,000 common shares valued at $26 in connection with options exercised in 1999.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


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

     (b)  Stock Options

          The Company established two Nonqualified Stock Option Plans in 1997 and 1998 pursuant to which 1,250,000 shares of common stock are reserved for issuance upon the exercise of options, designated as nonqualified options. During 2001 and 2000, the Company established additional Nonqualified Stock Option Plans (the "2001 Plan" and "2000 Plan") pursuant to which 2,500,000 shares of common stock are reserved for issuance. At the discretion of the Company's Board of Directors, nonqualified options (whether or not they are under the Plans) may be granted to consultants, directors, employees, officers or anyone who performs services for the Company. The option prices have been determined by the Board of Directors at the time any options are granted.

          Options granted under the Plans expire not more than ten years from the date of grant. Generally, options vest immediately on the date of grant.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          In 2001, the Company granted employees and non-employee directors options to purchase 4,463,069 common shares at exercise prices of $0.10 to $1.00 per share. The excess of the fair market value over the exercise price of the options on the date of grant, in the amount of $2,585, was charged to expense. In addition, the Company granted consultants options to purchase 2,205,000 common shares, which had exercise prices of $0.25 to $2.50. The fair market value of the options using the Black-Scholes pricing model, in the amount of $1,056, was charged to expense. 1,400,000 options, which had exercise prices of $0.25 to $0.50, were exercised immediately in 2001, and 400,000 options with an exercise price of $.404 per share expired unexercised. The Company estimates the fair value of each option grant at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividends paid; expected volatility of 100%-130%, weighted average risk-free interest rate of 2.245%-4.5%, and expected lives of 1 to 5 years. Proceeds resulting from the exercise of stock options amounted to $650 for the period ended December
          31, 2001. As of December 31, 2001, 4,868,069 options, which had exercise prices of $0.10 to $2.50, were outstanding.

          In 2000, the Company granted consultants options to purchase 100,000 common shares at an exercise price of $-0- per share. 100,000 options were exercised immediately in 2000. As the options had no exercise price, the fair market value of the stock equaled the fair market value of the options on the date of grant, in the amount of $112, and was charged to expense.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          The Company follows APB Opinion No. 25 and related interpretations in accounting for its options granted to employees by recording as compensation expense the excess of the fair market value over the exercise price per share as of the date of grant. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the fair value of the underlying stock on the date of grant, no compensation is recognized.

          SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock options granted to employees had been determined in accordance with the fair value-based method prescribed in SFAS No. 123. The Company estimates the fair value of each option grant at the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: no dividends paid; expected volatility of 129.1% and 100%, respectively, weighted average risk-free interest rate of 4.2% and 4.5%, respectively, and expected lives of .25 to 5 years and one year, respectively.

          Under the accounting provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:


                                              2001              2000
          ---------------------------------------------------------------
          Net loss:
            As reported                   $  ( 9,964)       $   (1,852)
            Pro forma                        (10,587)           (1,852)

          Net loss per share
          (basic and diluted):
            As reported                   $     (.73)       $     (.19)
            Pro forma                           (.78)             (.19)

          ===============================================================

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          The weighted average fair value of options granted was $.68 and $1.13 per option granted for the years ended December 31, 2001 and 2000, respectively.

          A summary of stock option activity is as follows:

                                                           Weighted
                                                            average
                                  Option    Price Range     exercise
                                  shares     per share        price
          ---------------------------------------------------------------
          Outstanding,

            December 31, 2000            -  $        -     $       -
          Granted                4,463,069  $.10-$1.00     $     .34
          Exercised                      -  $        -     $       -
          Expired                        -  $        -     $       -
          Cancelled                      -  $        -     $       -
          ---------------------------------------------------------------
          Outstanding,
            December 31, 2001    4,463,069  $.10-$1.00     $     .34
          ===============================================================
          Non-employees

          Outstanding,
            January 1, 2000              -  $        -     $       -
          Granted                  100,000  $        -     $       -
          Exercised                100,000  $        -     $       -
          Cancelled                      -  $        -     $       -
          ---------------------------------------------------------------
          Outstanding,
            December 31, 2000            -  $        -     $       -
          Granted                2,205,000  $.25-$2.50     $     .52
          Exercised             (1,400,000) $ .25-$.50     $     .46
          Expired                 (400,000) $      .40     $     .40
          Cancelled                      -  $        -     $       -
          ---------------------------------------------------------------
          Outstanding,
            December 31, 2001      405,000  $.40-$2.50     $     .85
          ===============================================================

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Options outstanding                                    Options exercisable
                     --------------------------------------------------   -------------------------------------------------
                                      Weighted                                            Weighted
                                      average     Weighted   Weighted                     average      Weighted   Weighted
                                     remaining     average    average                     remaining    average    average
                       Number       contractual   exercise     fair        Number       contractual    exercise    fair
Exercise Price       Outstanding       life         price     value       exercisable       life         price     value
---------------------------------------------------------------------------------------------------------------------------
Employees
  $  .10             3,164,500         8.99        $ .10      $  .87      3,164,500         8.99        $ .10      $  .87
  $  .40               100,000         8.69        $ .40      $  .51        100,000         8.69        $ .40      $  .51
  $  .75-$1.00       1,198,569         2.35        $ .96      $  .54        744,674         2.86        $ .93      $  .54
---------------------------------------------------------------------------------------------------------------------------
December 31, 2001    4,463,069         7.20        $ .34      $  .77      4,009,174         7.85        $ .26      $  .80
===========================================================================================================================
Non-employees
  $  .40               300,000         8.69        $ .40      $  .51        300,000         8.69        $ .40      $  .51
  $2.00-2.50           105,000          .10        $ .44      $  .06        105,000          .10        $ .44      $  .06
---------------------------------------------------------------------------------------------------------------------------
December 31, 2001      405,000         6.57        $ .85      $  .46        405,000         6.57        $ .85      $  .46
===========================================================================================================================

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================



     (c)  Warrants

          As of December 31, 2001 and 2000, the Company has outstanding warrants to purchase a total of 1,400,000 shares and 50,000 shares of common stock, respectively, at exercise prices of $1.34 and $2.50 per share, respectively, which expire in 2002 and 2003. The fair value of the 1,400,000 warrants outstanding as of December 31, 2001 was $224 and charged to expense. These warrants were issued to a service provider for consulting services rendered during the year. The Company used the Black-Scholes model and the following weighted average assumptions to estimate the value of these warrants: no dividends paid, expected volatility of 130%, weighted average risk-free interest rate of 1.98%, and expected life of .5 years. 50,000 warrants which had been issued to consultants during 1998 were cancelled during 2001.

9.   Note Receivable From Stockholders

     The Company has a note receivable from certain stockholders secured by shares of the Company's common stock at December 31, 2001, aggregating $100, which bears interest at a rate of 9% per annum. The outstanding principal and interest will be due and payable in 2003 or upon the sale of certain shares of common stock, as defined in the agreement.


10.  Income Taxes

          Deferred tax assets represent the future tax return consequences of net operating loss carryforwards and differences between the financial statement and tax bases of assets and liabilities, stock-based acquisitions and compensation.

          At December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $13,462 expiring in the years 2009 through 2021.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          The reconciliation of the income tax benefit applicable to continuing operations computed at the Federal statutory tax rate to the income tax benefit in the consolidated statement of operations for both the years included December 31, 2001 and 2000 is as follows:

          ---------------------------------------------------------------
          Federal statutory tax benefit                           (34%)
          Increase in valuation allowance                          34
          ---------------------------------------------------------------
          Income tax benefit in statement of operations             -%
          ===============================================================


          As of December 31, 2001, the net deferred tax asset of the Company consists of the following:

          ---------------------------------------------------------------
          Deferred tax assets:
            Net operating loss carryforwards                  $   4,516
            Capital loss carryforwards                               61
            Temporary book-tax differences (primarily
              stock-based compensation)                           4,592
            Valuation allowance                                  (9,169)
          ---------------------------------------------------------------
            Net deferred tax asset                            $       -
          ===============================================================

          At December 31, 2001, a valuation allowance has been provided to offset the deferred tax asset since management could not determine that it was more likely than not that the benefit of the deferred tax asset would be realized. Increases in the valuation allowance amounted to $3,317 and $545 during the years ended December 31, 2001 and 2000, respectively. As a result of the changes in ownership resulting from the various sales and issuances of stock, the Company may be unable to utilize some or substantially all of its previously available net operating loss carryforwards in accordance with the provisions of Section 382 of the Internal Revenue Code.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          As of December 31, 2001, the net deferred tax asset of TATRA consists of the following:

          ---------------------------------------------------------------
          Deferred tax assets:
            Nondeductible accruals and allowances for
              accounts receivable                             $  12,074
            Plant and equipment, principally due to
              differences in depreciation                         1,044
            Net operating loss carryforwards                     18,698
            Investment allowance carried forward                    778
            Other                                                  (130)
          ---------------------------------------------------------------
          Total gross deferred tax assets                        32,464
          Less:  Valuation allowance                            (32,464)
          ---------------------------------------------------------------
          Net deferred tax asset                              $       -
          ===============================================================

          TATRA has net operating loss carryforwards of $60,317 (expiring at various dates through 2008) to offset Czech based future taxable income of TATRA and its subsidiaries.

11.       Commitments and Contingencies

     (a)  Lease Agreement

          The Company leases its executive office on a month-to-month basis from its Chief Executive Officer. Rent expense under the arrangement amounted to $24 during each of the years ended December 31, 2001 and 2000.

          In addition, the Company leases an office in the Czech Republic on a month-to-month basis. The rent expense was $11 for each of the years ended December 31, 2001 and 2000.

     (b)  Executive Compensation

          For each of the years ended December 31, 2001 and 2000, the Company incurred a management compensation expense of $156 payable to its Chief Executive Officer and $156 payable to its President.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

          During 2001, the Company entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $365 plus bonuses of $91 and other perquisites commonly found in such agreements. The employment agreements expire on December 31, 2003.

     (c)  Incentive Compensation

          In connection with the negotiation to purchase TATRA, on July 18, 2000 the Company's Board of Directors approved incentive stock and cash bonuses to be paid to the Company's chairman and its president as follows: (i) stock options were granted which are exercisable at $.10 per share, in a number of shares required to bring the number of shares owned by each officer to 10% each of the Company's outstanding stock at the time of the closing of the planned TATRA acquisition, including any shares issued which are related to the funding of the acquisition. Such options are exercisable upon the closing of the acquisition expiring ten years after such date (see Note 8) and (ii) a cash bonus to be paid upon the close of the acquisition of $500 to each officer. The options were considered performance condition options and required the Company to take a non-cash charge ($2,585) to earnings upon closing of the acquisition for the difference between the exercise price and the fair market value of the stock at the date of acquisition (see Note 2). The cash bonus payable of $1,000 and estimated taxes totaling $667, are included in general and administration expenses for the year ended December 31, 2001 and in accrued expenses at December 31, 2001.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


     (d)  Contractual Guarantee

          In 1996, TATRA entered into a sales contract with General Headquarters - U.A.E. ARMED FORCED, ABU DHABI, United Arab Emirates ("UAE" or the "customer") for sale of heavy-duty vehicles and spare parts. The contract included an unconditional bank guarantee of 10% of the contract value to be valid until 3 months after date of the final acceptance certificate of the last partial delivery. Thereafter, the guarantee should be reduced to 5% of the contract value and will stay valid for 12 months from the last partial delivery.

          After the last delivery made by TATRA, UAE issued a final acceptance certificate on March 6, 2000, and 3 months later the bank guarantee was reduced by the initial 5%. However, UAE issued an adverse statement that the initial final acceptance certificate was not issued for the last, but the 6th delivery only. UAE communicated that they did not consider the 6th delivery to be the final delivery. TATRA is in dispute with the customer regarding this issue. While TATRA believes that the final delivery was completed by delivery of all trucks and spare parts, the customer argues that final delivery would be completed by:

          * Delivery of complete documentation for 4th line of service and repair

          * Completion of the practical training on 4th line devices

          *    Delivery of 4th line devices

          *    Completion of contracted guarantee repairs

          The crucial element of the contract, which complicates the completion of the 4th line documentation for service and repairs, is the delivery of devices for repairs.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


          As a consequence of the above, there is a real risk that the customer will utilize the bank guarantee and TATRA will not be able to defend this effectively. It is also not possible to anticipate the result of following litigation. In addition, according to the wording of the bank guarantee, the customer has the right to ask the bank for the guarantee utilization without any preliminary approval of TATRA.

          To evaluate the steps and behavior of the customer, i.e., if the guarantee will be utilized or not, is not possible. The customer's decision can be influenced by many reasons and conditions, which are outside TATRA's influence and it is not possible to extrapolate it based on the customer's previous practice to other suppliers. It is also significant that the deliveries were finished in the first half of 1998 and the slow resolution is not favorable to TATRA.

          Considering all relevant aspects, TATRA has recorded a reserve of $9,089.

          Pursuant to the contract, TATRA is also obligated to take
          part in an offset program as defined in the agreement. As TATRA is not capable of meeting the offset program requirements, a reserve of $7,803 was recorded. The reserve represents an 8.5% penalty which is payable in two payments of $2,295 and $5,508 on February 12, 2003 and 2005, respectively.

     (e)  Legal Litigation

          At December 31, 2001, the Company accrued $236 to cover possible losses arising from various litigation. Although the ultimate liability cannot be determined with certainty, management of the Company believes that accruals for contingencies are reasonable and sufficient based upon present information currently available to management.

          The Company is also a party to several other lawsuits and claims incidental to its business. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================


12.  Discontinued Operations

          On December 21, 1999, the Board of Directors of the Company authorized the sale of Skobol, a subsidiary of the Company in Bolivia, and on June 30, 2000, the Company sold its shares in Skobol in exchange for a $150 note payable in three installments of $50 plus interest at 6% on June 30, 2001, 2002 and 2003. Accordingly, the results of operations of Skobol, which are included in the accompanying financial statements through the date of sale, are shown as discontinued operations. Through December 31, 2001, no payments were received on the note and the Company has recognized a loss on sale of discontinued subsidiary consisting of the carrying value of the investment of $52.

          Net sales of Skobol amounted to $51 in the year ended December
          31, 2000.

          The functional currency of Skobol was its local currency. Accordingly, the subsidiary's operations were translated at average exchange rates during the period included in the financial statements, and assets and liabilities are translated at end-of-period rates. Translation adjustments were included as a separate component of stockholders' deficiency through the date of sale. Gains and losses on currency transactions denominated in other than the local Bolivian currency are reflected in discontinued operations.

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

13.       Segment Information

          The Company follows SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting and displaying certain information of operating segments. As discussed in Note 2, the Company acquired TATRA, a Czech based corporation, on December 28, 2001. The Company manages and evaluates its Czech operations in four reportable segments: Truck, Service, Energy and Automotive Components. The Truck segment designs, develops and manufactures on and off-road heavy-duty vehicles for commercial and military applications. It also manufactures parts for machinery and vehicles. The Service segment provides transport, catering, accommodation and import services. The Energy segment provides heat and hot water. The Automotive Components segment designs, develops and manufactures products and components for the automotive industry. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

          Summarized financial information concerning the Company's Czech based reportable segments is shown in the following table. The following segment information excludes assets of approximately $29 attributable to the Company in the United States.


December 31, 2001
---------------------------------------------------------------------------
                                                      Automotive
                    Truck      Service     Energy     Components
                   segment     segment     segment     segment      Total
---------------------------------------------------------------------------
Total assets       $ 82,790    $ 2,232     $ 3,638    $ 11,121    $  99,781
===========================================================================



          2001                                             Long-lived
                                                             assets
          ---------------------------------------------------------------
          General information:
            Czech Republic                                 $   24,483
          ===============================================================

                                             SDC International, Inc.
                                                    and Subsidiaries

                          Notes to Consolidated Financial Statements
       (in thousands of US dollars, except share and per share data)
=========================================================================

14.  Subsequent Events

          On February 21 and March 4, 2002, the Company received a total of $5,000 as a loan from a strategic stockholder of TATRA. The loan bears interest equal to annual PRIBOR plus a commitment fee of 2.5% of the outstanding balance of the loan. Interest and the commitment fee are payable monthly in arrears on the outstanding amount of the loan. The outstanding principal amount, together with all unpaid fees, shall be due and payable on May 19, 2003 or upon earlier termination.

                                           TATRA, a.s.
                                      and Subsidiaries









                                        Consolidated Financial Statements
                          As of December 28, 2001 and for the Years Ended
                                  December 28, 2001 and December 31, 2000

                                           TATRA, a.s.
                                      and Subsidiaries





=========================================================================

                                        Consolidated Financial Statements
                          As of December 28, 2001 and for the Years Ended
                                  December 28, 2001 and December 31, 2000

                                                          TATRA, a.s.
                                                     and Subsidiaries

                                                             Contents

=========================================================================


     Independent auditors' report                                F-42

     Consolidated financial statements:
        Balance sheet                                            F-44
        Statements of operations                                 F-44
        Statements of stockholders' equity (deficit)             F-45
        Statements of cash flows                                 F-46
        Notes to consolidated financial statements           F-47 - F-70

Independent Auditors' Report





The Board of Directors and Stockholders
TATRA, a.s.


We have audited the accompanying consolidated balance sheet of TATRA, a.s. and Subsidiaries as of December 28, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from January 1, 2001 to December 28, 2001 and the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TATRA, a.s. and Subsidiaries as of December 28, 2001, and the results of their operations and their cash flows for the period from January 1, 2001 to December 28, 2001 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


August 6, 2002


/s/BDO CS s.r.o.

BDO CS s.r.o.
Prague, Czech Republic

                                                        TATRA, a.s.
                                                   and Subsidiaries

                                         Consolidated Balance Sheet
                                       (In thousands of US dollars)

=========================================================================


December 28, 2001
-------------------------------------------------------------------------
Assets
Current:
  Cash and cash equivalents                                  $     3,634
  Trade accounts receivable, net of
    allowance for doubtful accounts of $6,553 (Note 5)            20,181
  Inventories (Note 2)                                            38,774
  Amounts due from affiliated companies (Note 12)                  4,094
  Other current assets                                             5,415
-------------------------------------------------------------------------
     Total current assets                                         72,098

Property, plant and equipment, net (Notes 3, 5 and 11)            68,531
Investments in affiliated companies                                1,035
Other assets                                                       2,165
-------------------------------------------------------------------------
                                                             $   143,829
=========================================================================
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable to banks (Note 5)                            $    15,274
  Current installments of obligations under capital
    leases (Note 4)                                                  351
  Trade accounts payable                                          24,243
  Amounts due to affiliated companies (Note12)                       740
  Accrued compensation and related liabilities                     2,619
  Current portion of contractual obligation (Note 9)               9,089
  Accrued expenses                                                 8,130
  Other current liabilities                                       10,260
-------------------------------------------------------------------------
     Total current liabilities                                    70,706

Contractual obligation, excluding current portion (Note 9)         7,803
Other liabilities (Note 10)	2,675
Obligations under capital leases, net of current
  installments (Note 4)                                              365
-------------------------------------------------------------------------
     Total liabilities                                            81,549
-------------------------------------------------------------------------
Commitments and contingencies (Notes 4, 9 and 10)
Minority interest                                                    328
-------------------------------------------------------------------------
Stockholders' equity (Note 6):
  Common stock, 20,697,526 shares authorized, issued
    and outstanding                                               58,605
  Additional paid-in capital                                     204,082
  Accumulated deficit                                           (212,467)
  Accumulated other comprehensive income                          11,732
-------------------------------------------------------------------------
  Total stockholders' equity                                      61,952
-------------------------------------------------------------------------
                                                              $  143,829
=========================================================================


             See accompanying notes to consolidated financial statements.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                              Consolidated Statements of Operations
                                       (In thousands of US dollars)

=========================================================================


                                          Period from
                                          January 1,
                                            2001 to          Year ended
                                          December 28,      December 31,
                                              2001              2000
-------------------------------------------------------------------------
Revenue                                   $   152,130       $    147,434
Cost of revenue                               116,641            113,332
-------------------------------------------------------------------------
Gross profit                                   35,489             34,102

Selling, general and administrative
  (Note 11)                                    24,145             25,889
Engineering                                     4,780              4,499
-------------------------------------------------------------------------
Operating income                                6,564              3,714
Other income (expense):
Equity in income (loss) of affiliates              (2)               222
Gain on disposal of subsidiaries                    -              1,343
Foreign exchange gains/(losses)                   689               (725)
Minority interest in (income)
  loss of consolidated subsidiaries               173                 (4)
Interest income                                    33                180
Interest expense                               (1,174)            (1,231)
Other                                            (420)             1,522
-------------------------------------------------------------------------
Income before provision for income taxes        5,863              5,021
Provision for income taxes (Note 8)                28                 61
-------------------------------------------------------------------------
Net income                                $     5,835       $      4,960
=========================================================================



             See accompanying notes to consolidated financial statements.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                Consolidated Statements of Stockholders' Equity (Deficit)
             (In thousands of US dollars except share and per share data)

=========================================================================

Period from January 1, 2001 to December 28, 2001 and year ended December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------

                                       Common Stock,                   Accumulated                     Total
                                         par value        Additional      other                     stockholders'
                                   ---------------------   paid-in    comprehensive  Accumulated      equity      Comprehensive
                                     Shares      Amount    capital       income        deficit       (deficit)        income
-------------------------------------------------------------------------------------------------------------------------------
Balance, January 1, 2000            4,418,055  $  38,724  $  116,172  $     6,193    $  (223,262)   $   (62,173)
Issuance of shares for
  extinguishment of debt (Note 7)  16,279,471    107,791           -            -              -        107,791
Comprehensive income:
  Translation adjustment                    -          -           -        2,958              -          2,958   $     2,958
  Net income for the year                   -          -           -            -          4,960          4,960         4,960
                                                                                                                  -----------
  Total comprehensive income                                                                                      $     7,918
---------------------------------------------------------------------------------------------------------------   ===========
Balance, December 31, 2000         20,697,526    146,515     116,172        9,151       (218,302)        53,536
Change in par value                         -    (87,910)     87,910            -              -              -
Comprehensive income:
  Translation adjustment                    -          -           -        2,581              -          2,581   $     2,581
  Net income for the year                   -          -           -            -          5,835          5,835         5,835
                                                                                                                  -----------
Total comprehensive income                                                                                        $     8,416
---------------------------------------------------------------------------------------------------------------   ===========
Balance, December 28, 2001         20,697,526  $  58,605  $  204,082  $    11,732    $  (212,467)   $    61,952
=============================================================================================================================


             See accompanying notes to consolidated financial statements.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                              Consolidated Statements of Cash Flows
                                       (In thousands of US dollars)

=========================================================================


                                                 Period from
                                                 January 1,
                                                   2001 to          Year ended
                                                 December 28,      December 31,
                                                     2001              2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                     $      5,835      $      4,960
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization                     6,830             6,422
      Gain on sale of property and equipment           (1,102)             (799)
      Bad debt expense                                      -               193
      Write down of inventory                             332               272
      Equity in income of affiliates                        2              (222)
      Gain on disposal of subsidiaries                      -            (1,343)
      Minority interest in (income) loss of
        consolidated subsidiaries                        (173)                4
      Assets write-down                                 1,191                50
      Gain on sale of investment in affiliates           (300)                -
      Changes in operating assets and liabilities:
        Trade accounts receivable                      (6,361)           13,464
        Inventories                                    (4,024)           (2,814)
        Amounts due to and from affiliated
          companies                                    (1,062)           (2,537)
        Other current and noncurrent assets              (428)           (2,406)
        Trade accounts payable                          5,162            (1,848)
        Other liabilities and accruals                 (3,116)           (5,142)
--------------------------------------------------------------------------------
          Net cash provided by operating
          activities                                    2,786             8,254
--------------------------------------------------------------------------------
Cash flows from investing activities:
  Sale of investments in affiliated companies             745                 -
  Proceeds from sale of equipment                       1,641             1,633
  Affiliates' investments                                 780             1,393
  Purchases of property and equipment                  (7,254)           (7,848)
--------------------------------------------------------------------------------
Net cash used in investing activities                  (4,088)           (4,822)
--------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds (repayments) of notes payable                1,957            (2,026)
  Proceeds from minority interest                         395                 -
  Repayments of financial lease obligations              (355)                -
--------------------------------------------------------------------------------
Net cash provided by (used in) financing activities     1,997            (2,026)
--------------------------------------------------------------------------------
Net increase in cash and cash equivalents                 695             1,406
Effect of exchange rate changes on cash                   155               (40)
Cash and cash equivalents, beginning of period          2,784             1,418
--------------------------------------------------------------------------------
Cash and cash equivalents, end of period         $      3,634      $      2,784
================================================================================
Supplemental disclosures of cash flow
information:
  Cash paid for interest                         $        872      $        972
  Cash paid for income taxes                              209               473
  Property and equipment acquired under
    capital leases                                        411               781
  Common stock issued for debt extinguishment               -           107,791
================================================================================



             See accompanying notes to consolidated financial statements.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

1.   Summary of Significant Accounting Policies

     (a)  Description of Business

          TATRA, a.s. (the "Company") is a joint stock company located in Koprivnice, Czech Republic. The Company is a manufacturer of on -and off-road heavy-duty vehicles for commercial and military applications. The Company also manufactures parts for heavy-duty machinery and vehicles. In addition, the Company provides heat and hot water to commercial and residential properties.

     (b)  Reporting Periods and Comparability

          The Company's fiscal year is a calendar year. On December 28, 2001, SDC International, Inc. acquired a majority interest in the Company (Note 14). There have been no significant transactions in the period from December 28, 2001 to December 31, 2001 and, accordingly, results of operations and cash flows for the period from January 1, 2001 to December 28, 2001 are not significantly different from those for the entire fiscal year 2001.

     (c)  Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

          During 2000, four wholly-owned subsidiaries of the Company were in bankruptcy proceedings. Effectively, the Company lost control of the subsidiaries. As a result, net liabilities of these subsidiaries were removed from the consolidated balance sheet and a net gain of $1,343 on disposal of these subsidiaries was recognized. The results of operations of these subsidiaries up to the time of filing for bankruptcy were included in the statement of operations for fiscal 2000.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

          The equity method of accounting is used when the Company has a 20% to 50% interest in other companies. Under the equity method, original investments are recorded at cost and adjusted by the Company's share of undistributed earnings or losses of these companies.

          Other investments are accounted for by the cost method. The Company recognizes a loss when there is a loss in value in the investment, which is other than a temporary decline.

     (d)  Foreign Currency

          The consolidated financial statements are presented in thousands of US dollars, unless otherwise stated. Czech crown (CZK) is the Company's functional currency. Transactions in foreign currencies are remeasured to the functional currency at the foreign exchange rate ruling at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are remeasured to functional currency at the foreign exchange rate ruling at that date. Foreign exchange differences arising on remeasurement to functional currency are recognized in the statement of operations.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

          The accompanying consolidated financial statements were translated to US dollars. Assets and liabilities are translated from CZK to US dollars using the exchange rate in effect at the balance sheet date. Revenues, expenses, gains and losses are translated using the weighted average exchange rate for the period, with the exception of material non-routine transactions which have been translated using the exchange rate at the date of transaction. Resulting translation adjustment is reflected as a separate component of stockholders' equity. The consolidated statement of cash flows was translated to US dollars using the weighted average exchange rate, with the exception of material non-routine transactions, which have been translated using the exchange rate at the date of transaction. The effect of exchange rate changes on cash balances is presented as a separate part of reconciliation of the changes in cash and cash equivalents.

     (e)  Use of Estimates

          Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     (f)  Cash Equivalents

          Cash equivalents at December 28, 2001 amounted to $3,634 and consist of money market funds and certificates of deposits. For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

     (g)  Inventories

          Inventories are stated at the lower of cost or market. The Company uses standard costs, which approximate actual costs based on the weighted-average cost method for all inventories.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


     (h)  Financial Instruments and Concentration of
          Credit Risk

          The carrying value of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their estimated fair value due to the relative short maturity of these instruments. The carrying value of debt and capital lease obligations approximates estimated fair value based on the market interest rates available to the Company for debt of similar risk and maturities.

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and cash equivalents and trade accounts receivable. The Company maintains its cash and cash equivalents with high quality financial institutions. Concentration of credit risk with respect to trade accounts receivable are limited due to the fact that the Company requires letters of credit for high value orders. The residual receivables credit risk is controlled through credit approvals, monitoring procedures and establishment of a reserve for doubtful accounts.

          The Company's customer base consists of commercial businesses, government organizations, and primarily military institutions. At December 28, 2001, no customer accounted for more than 10% of trade accounts receivable.

          The Company's sales and purchases are denominated primarily in Czech crowns, US dollars, Euros and German marks (from January 1, 2002 Euro). The Company does not use derivative instruments to hedge its exposure to foreign exchange risk.

     (i)  Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Plant and equipment under capital leases are stated at the present value of minimum lease payments.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized straight line over the estimated useful life of the asset. Land is not depreciated. Expected useful lives of major classes of depreciable assets are as follows:

          ----------------------------------------------------------------
          Buildings                                            30-50 years
          Machinery and equipment                               4-15 years
          Motor vehicles                                        4-15 years
          Other assets                                             8 years
          ================================================================

     (j)  Revenue Recognition

          The Company's sales consist of heavy-duty vehicles, parts for heavy-duty vehicles, automobiles, machinery, heat and hot water.

          The Company recognizes product revenue when it is realized or realizable and earned. Generally, that occurs after the following events: the receipt of a non-cancelable purchase order or signing of a binding contract; shipment of the product and transfer of title and risk of loss; the sales price is fixed or determinable, and collection of sales price is reasonably assured.

     (k)  Cost of Sales

          Cost of sales consists primarily of costs of products sold. The Company provides for the estimated costs that may be incurred under product warranties when related revenue is recognized. Related expense is included in cost of sales. The Company's warranty period is typically 12 or 18 months, dependent on a product type, from the date of sale to the customer. At December 28, 2001, the warranty accrual was $940.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


     (l)  Shipping and Handling Costs

          Shipping and handling costs billed to customers are included in sales. Shipping costs associated with shipping goods to customers are included in selling, general and administrative expenses and totaled $2,021 and $2,385 in the period from January 1, 2001 to December 28, 2001 and fiscal year 2000, respectively.

     (m)  Research and Development and Advertising

          Research and development and advertising costs are expensed as incurred. Research and development costs amounted to $2,432 and $2,679 in the period from January 1, 2001 to December 28, 2001 and fiscal year 2000, respectively. Advertising and promotion costs amounted to $728 and $492 in the period from January 1, 2001 to December 28, 2001 and fiscal year 2000, respectively.

     (n)  Comprehensive Income

          The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the difference between reported net income and comprehensive income relates to foreign currency translation adjustments. Tax effects of translation adjustments are not considered material for any periods presented.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

     (o)  Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     (p) Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted future cash flows resulting from the use of these assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At December 28, 2001, the Company recorded an impairment charge of $1,177 included in selling, general and administrative expenses
          (Note 11).

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

     (q)  Recent Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets."

          SFAS No. 141 addresses the accounting for and reporting of business combinations and requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. The adoption of this new standard was used in the sale of the Company as discussed in Note 14.

          SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. This Statement changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement, which will begin with the Company's fiscal year beginning January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the Statement. The adoption of this new standard was used in the sale of the Company as discussed in
          Note 14.

          In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts January 1, 2003. The Company does not expect that adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          In August, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Asset". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company is required to adopt SFAS No. 144 on January 1, 2002.

          In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions, SFAS No. 145 also makes technical corrections to existing pronouncements. While those corrections are not substantive in nature, in some instances, they may change accounting practice. SFAS No. 145 is required to be applied for fiscal years beginning after May 15, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

2.   Inventories

          At December 28, 2001 inventories consisted of the following:


          ----------------------------------------------------------------
          Raw materials                                        $  17,820
          Work-in-progress                                        11,409
          Finished goods                                           9,855
          Merchandise                                                 38
          ----------------------------------------------------------------
                                                                  39,122
          Write-down of inventory                                    348
          ----------------------------------------------------------------
          Inventories, net                                     $  38,774
          ================================================================

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

3.   Property, Plant and Equipment

          At December 28, 2001, property, plant and equipment consisted of the following:

          ----------------------------------------------------------------
          Land                                                $     2,683
          Buildings                                                75,649
          Machinery and equipment                                 126,446
          Motor vehicles                                            1,033
          Other assets                                              3,048
          Construction-in-progress                                  3,160
          ----------------------------------------------------------------
                                                                  212,019
          Accumulated depreciation and amortization              (143,488)
          ----------------------------------------------------------------
          Property, plant and equipment, net                  $    68,531
          ================================================================

4.   Leases

          The Company is obligated under capital leases covering certain machinery and equipment. At December 28, 2001, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases was $2,320 and $784, respectively.

          Amortization of assets held under capital leases is included with depreciation expense and amounted to $320 and $184 for the period from January 1, 2001 to December 28, 2001 and fiscal year 2000, respectively.

          The Company also has several noncancelable operating leases, primarily for office equipment and office space. Rental expense for operating leases was $880 and $816 for the period from January 1, 2001 to December 28, 2001 and fiscal year 2000, respectively.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          Future minimum lease payments under capital leases and noncancellable operating leases as of December 28, 2001 are:

          Year ending December 31,        Capital leases       Operating
                                                                leases
          ----------------------------------------------------------------
          2002                            $     392            $     838
          2003                                  232                  739
          2004                                   78                  725
          2005                                   46                  684
          2006                                   21                  684
          Later years, through 2009              56                    -
          ----------------------------------------------------------------
          Total minimum lease
            payments                            825            $   3,670
          Less amount representing
            interest                           (109)
                                          --------------------------------
          Present value of net minimum
            capital lease payments              716
          Less current installments of
            obligations under capital
            leases                             (351)
                                          --------------------------------
          Obligations under capital
            leases, excluding current
            installments                  $     365
          ================================================================

5.   Notes Payable to Banks

          In 1999, the Company obtained two revolving loans from a government-owned bank. Both loans bear interest at the Prague Interbank Offered Rate ("PRIBOR") plus 2.7%. At December 28, 2001, PRIBOR was at 4.69%. All loans may become due and payable immediately at the option of the lenders upon the occurrence of certain events, as defined in the agreement. As at December 28, 2001 the outstanding balance of the loans and accrued interest thereof totaled $11,328. The loans are pledged on the Company's land, buildings and receivables. In January 2002, the Company refinanced these loans with a new loan obtained from a commercial bank, which was obtained on similar terms.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          In addition, the Company has a credit facility with a bank for borrowings not to exceed 200 million CZK, approximately $5,536. The credit line is due on demand and bears interest at LIBOR plus 1.5%. At December 28, 2001, LIBOR was at 2.45%. All loans are collateralized by the Company's accounts receivable, as defined in the agreement. At December 28, 2001, the Company had borrowed $3,946 against the facility. On April 18, 2002, the Company amended the existing agreement to provide for borrowings up to 400 million CZK, approximately $11,073.

6.   Stockholders' Equity

     (a)  Share Capital

          On June 12, 2000, the Company issued 16,279,471 shares as consideration for extinguishment of debt at CZK 250 per share (Note 7).

          At December 28, 2001, the Company's authorized and outstanding share capital consisted of 20,697,526 shares with par value CZK 250 each.

          During 2001, the par value of the Company's common stock shares was reduced to CZK 100 per share and adjusted accordingly.

     (b)  Legal Reserve

          In accordance with Czech law, joint stock companies are required to establish a reserve fund for contingencies against possible future losses and other events. Contributions must be a minimum of 20% of after-tax profit in the first year in which profits are made and 5% of profits each year thereafter, until the fund reaches at least 20% of share capital. The profit used as a basis for this calculation is based on Czech accounting principles. As at December 28, 2001, the balance of the legal reserve amounted to $755 and is reflected as a component of accumulated deficit in the accompanying consolidated balance sheet.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


7.   Debt Restructuring

          On June 12, 2000, the Company issued 16,279,471 common stock shares in full satisfaction for its outstanding loans. The loans originated in years from 1993 to 1997 and were received from government-owned banks. The loans were not convertible. In July 2000, KRAS, a.s., a joint stock company owned by the Company's major stockholder, Konsolidacni Banka Praha, acquired the loans from the Company's creditors and extinguished them in exchange for the common stock shares.

          Because the loans were held by a majority stockholder, this was treated as a capital transaction. As a result, the carrying value of the loans, including interest, of $107,791, was recorded as a credit to common stock for the year ended December 31, 2000.

8.   Income Taxes

          Income tax expense for the periods indicated consisted of the following:


                                           Period from
                                            January 1,
                                              2001 to           Year Ended
                                            December 28,       December 31,
                                                2001               2000
          -----------------------------------------------------------------
          Current                          $          28       $         61
          =================================================================

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

          Income tax expense differs from income taxes computed at the Czech corporate tax rate as follows:

                                                      2001          2000
          -----------------------------------------------------------------
          Computed "expected" tax
            expense                              $     1,818    $     1,557
          Increase (reduction) in
            income taxes resulting from:
              Change in valuation allowance           (9,875)        (2,305)
              Investment allowance not reflected
                in financial statements                    -             (3)
              Expiration of tax losses carried
                forward                                6,842              -
              Nondeductible expenses:
                Entertainment and meals                   98             89
                Shrinkage and other losses               704            170
                Fines and penalties                      164            463
                Other                                     25             49
          Other                                          252             41
          -----------------------------------------------------------------
                                                 $        28    $        61
          =================================================================

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================



          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                            December 28,       December 31,
                                                2001               2000
          -----------------------------------------------------------------

          Deferred tax assets:
            Nondeductible accruals and
              allowances for accounts
              receivable                   $     12,074        $     15,151
            Plant and equipment,
              principally due to
              differences in depreciation         1,044                  54
            Net operating loss
              carryforwards                      18,698              26,030
            Investment allowance carried
              forward                               778                 626
            Other                                  (130)                478
          -----------------------------------------------------------------
          Total gross deferred tax assets        32,464              42,339
          Less:  Valuation allowance            (32,464)            (42,339)
          -----------------------------------------------------------------
          Net deferred tax asset           $          -        $          -
          =================================================================

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          The net change in the total valuation allowance for the period from January 1, 2001 to December 28, 2001 was a decrease of $9,875. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.
          The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets, the scheduled reversal of deferred tax liabilities and projected future taxable income. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.


          At December 28, 2001, the Company has the following net operating loss carryforwards for corporate income tax purposes:

          Year of expiration                                     Amount
          -----------------------------------------------------------------
          2002                                                 $       834
          2003                                                      19,672
          2004                                                         618
          2005                                                      13,309
          2006                                                      22,220
          2007                                                       1,299
          2008                                                       2,365
          -----------------------------------------------------------------
                                                               $    60,317
          =================================================================

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          These amounts are the combined net operating losses carried forward in all consolidated subsidiaries included in these consolidated financial statements. As tax consolidation is not possible under Czech tax legislation, these losses are only available to offset future taxable income of the subsidiary, which incurred the losses.


          The Company has carryforwards of investment allowance on the acquisition of certain new capital assets of $2,511 which are available to offset future taxable income, if any, over an indefinite period.


9.   Contractual Obligation

          In 1996, the Company entered into a sales contract with General Headquarters - U.A.E. ARMED FORCED, ABU DHABI, United Arab Emirates ("UAE" or the "customer") for sale of heavy-duty vehicles and spare parts. The contract included an unconditional bank guarantee of 10% of the contract value to be valid until 3 months after date of the final acceptance certificate of the last partial delivery. Thereafter, the guarantee should be reduced to 5% of the contract value and will stay valid for 12 months from the last partial delivery.

          After the last delivery made by the Company, UAE issued a final acceptance certificate on March 6, 2000, and 3 months later the bank guarantee was reduced by the initial 5%. However, UAE issued an adverse statement that the initial final acceptance certificate was not issued for the last, but the 6th delivery only. UAE communicated that they did not consider the 6th delivery to be the final delivery. The Company is in dispute with the customer regarding this issue. While the Company believes that the final delivery was completed by delivery of all trucks and spare parts, the customer argues that final delivery would be completed by:

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================

          * Delivery of complete documentation for 4th line of service and repair

          *    Completion of the practical training on 4th line devices

          *    Delivery of 4th line devices

          *    Completion of contracted guarantee repairs


          The crucial element of the contract, which complicates the completion of the 4th line documentation for service and repairs, is the delivery of devices for repairs.

          As a consequence of the above, there is a real risk that the customer will utilize the bank guarantee and the Company will not be able to defend this effectively. It is also not possible to anticipate the result of following litigation. In addition, according to the wording of the bank guarantee, the customer has the right to ask the bank for the guarantee utilization without any preliminary approval of the Company.

          To evaluate the steps and behavior of the customer, i.e., if the guarantee will be utilized or not, is not possible. The customer's decision can be influenced by many reasons and conditions, which are outside the Company's influence and it is not possible to extrapolate it based on the customer's previous practice to other suppliers. It is also significant that the deliveries were finished in the first half of 1998 and the slow resolution is not favorable to the Company.

          Considering all relevant aspects, the Company has recorded a reserve of $9,089.

          Pursuant to the contract, the Company is also obligated to take part in an offset program. As the Company is not capable of meeting the offset program requirements, a reserve of $7,803 was recorded. The reserve represents an 8.5% penalty which is payable in two payments of $2,295 and $5,508 on February 12, 2003 and 2005, respectively.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


10.  Commitments and Contingencies

     (a)  Executive Compensation

          The Company entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $365 plus bonuses of $91 and other perquisites commonly found in such agreements. The employment agreements expire on December 31, 2003.

     (b)  Contingencies

          The Company is also a party to several lawsuits and claims incidental to its business. The Company accrues its expected ultimate costs related to claims occurring during each fiscal year and carries this accrual as a reserve until such claims are paid by the Company.

          At December 28, 2001, the Company accrued $236 (included in other liabilities) to cover possible losses arising from various litigation. Although the ultimate liability cannot be determined with certainty, management of the Company believes that accruals for contingencies are reasonable and sufficient based upon present information currently available to management.


11.  Assets Write-down

          During 2001, the Company adopted a plan to dispose of a non-production building. The carrying amount of the building was $886 and its fair value less cost to sell was $171. Accordingly, the Company recognized an impairment charge in the amount of $715 included in selling, general and administrative expenses. At December 28, 2001, the building is presented at fair value less cost to sell and included in the balance of property, plant and equipment. Subsequent to December 28, 2001, the Company entered into an agreement to sell the building to a third party. There was no significant gain or loss on the sale transaction.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


          During 2001, the Company had four non-production buildings which were not being used. Accordingly, the Company adopted a plan to dispose of these buildings. The Company believes that the fair value of these buildings is zero and, accordingly, the carrying amount of the buildings in the amount of $462 was written off, and included in selling, general and administrative expenses.


12.  Related Party Transactions

          Transactions with related parties consist primarily of sales and purchase transactions with unconsolidated affiliates.

          * For the period ended December 28, 2001, and at December 31, 2000, sales to these affiliates were $7,914 and $3,604, respectively. As of December 28, 2001, the amount due from these affiliates was $4,094.

          * For the period ended December 28, 2001 and at December 31, 2000, purchases from these affiliates were $2,635 and $3,730, respectively. As of December 28, 2001, the Company owed these affiliates $740.

          * At December 31, 2000, the Company had a loan receivable of approximately $1,800 from an affiliate who is in bankruptcy proceedings. Accordingly, the loan was fully reserved.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


13.  Segment Information

          The Company follows SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting and displaying certain information of operating segments. The Company manages and evaluates its operations in four reportable segments: Truck, Service, Energy and Automotive Components. The Truck segment designs, develops and manufactures on and off-road heavy-duty vehicles for commercial and military applications. It also manufactures parts for machinery and vehicles. The Service segment provides transport, catering, accommodation and import services. The Energy segment provides heat and hot water. The Automotive Components segment designs, develops and manufactures products and components for the automotive industry. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

          The Company had one customer which accounted for approximately 15% and 21% of revenue and another customer accounted for 16% and 19% of revenue at December 31, 2001 and 2000, respectively.

          Summarized financial information concerning the Company's reportable segments is shown in the following table:


December 28, 2001
---------------------------------------------------------------------------
                                                      Automotive
                    Truck      Service      Energy    Components
                   segment     segment      segment     segment      Total
---------------------------------------------------------------------------
Revenue            $ 116,682   $ 1,862     $  3,201   $   30,385  $ 152,130
Operating income
  or loss             22,418       258      (11,189)      (4,923)     6,564
Total assets         126,838     2,232        3,638       11,121    143,829
Depreciation and
  amortization         5,296       147          432          955      6,830
Capital
  expenditures         5,412       282          133        1,427      7,254
===========================================================================

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================


December 30, 2000
---------------------------------------------------------------------------
                                                      Automotive
                    Truck      Service      Energy    Components
                   segment     segment      segment     segment      Total
---------------------------------------------------------------------------
Revenue            $ 111,510   $ 4,258     $  2,721   $ 28,945    $ 147,434
Operating income
  or loss             19,669    (1,244)     (10,329)    (4,382)       3,714
Total assets         103,328     2,168        3,653     18,593      127,742
Depreciation and
  amortization         4,841       105          527        949        6,422
Capital
  expenditures         5,519       204          119      2,006        7,848
===========================================================================

                                         2001                      2000
                                --------------------------      -----------
                                                Long-lived
                                Revenue (a)       assets        Revenue (a)
          -----------------------------------------------------------------
          General information:
            Czech Republic      $  39,600       $  68,531       $  36,244
            India                  28,730               -          29,551
            Russia                 44,723               -          42,524
            Slovakia               12,249               -          11,725
           Other foreign
             countries             26,828               -          27,390
           -----------------------------------------------------------------
           Total revenue        $ 152,130       $  68,531       $ 147,434
           =================================================================

           -----------------------
           (a) Revenues are attributed to countries based on the location of the customer.


14.  Sale of Company

          On December 28, 2001, SDC International, Inc. and its wholly-owned subsidiary, SDC Prague, s.r.o. (collectively "SDC") acquired a 91.62% interest in share capital of the Company from the Czech Government's Consolidation Agency. The purchase consideration consisted of $10,904 in cash, excluding transaction costs. SDC also committed to refinance the Company's bank debt of approximately $11,000, and to invest financial capital in the amount of $11,780 within twelve months following the date of the acquisition. On February 15, 2002, SDC sold 40.62% of the acquired shares to a strategic shareholder of SDC. The remaining shares of the Company, approximately 8%, are held by third parties domiciled in the Czech Republic.

                                                        TATRA, a.s.
                                                   and Subsidiaries

                         Notes to Consolidated Financial Statements
       (In thousands of US dollars except share and per share data)

============================================================================



15.  Subsequent Events

          On February 21 and March 4, 2002, the Company received a total of $5,000 as a loan from a strategic stockholder. The loan bears interest equal to annual PRIBOR plus a commitment fee of 2.5% of the outstanding balance of the loan. Interest and the commitment fee are payable monthly in arrears on the outstanding amount of the loan. The outstanding principal amount, together with all unpaid fees, shall be due and payable on May 19, 2003 or upon earlier termination.

                             SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SDC INTERNATIONAL, INC.
                                    (Registrant)

Date:  November 22, 2002            By: /s/Ronald A. Adams
                                       ----------------------------------
                                       Ronald A. Adams
                                       Chief Executive Officer and
                                       Principal Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Capacity                          Date
---------                     --------                          ----

/s/Ronald A. Adams
-------------------------
Ronald A. Adams               Chairman of the Board, Chief
                              Executive Officer, Principal
                              Financial Officer and Director    November 22, 2002

/s/Milota K. Srkal
-------------------------
Milota K. Srkal               President, Chief Operating
                              Officer and Director              November 22, 2002

/s/Drummond C. Bell
-------------------------
Drummond C. Bell III          Director                          November 22, 2002


/s/Henry S. Green, Jr.
-------------------------
Henry S. Green, Jr.           Director                          November 22, 2002

/s/Gen. Alexander M. Haig
-------------------------     Director                          November 22, 2002
General Alexander M. Haig, Jr.


                         CERTIFICATION OF
                    CHIEF EXECUTIVE OFFICER AND
                      CHIEF FINANCIAL OFFICER
                            PURSUANT TO
        SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald A. Adams, certify that:

1.	I have reviewed this annual report on Form 10-KSB of SDC
International, Inc. (the "registrant");

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


/s/Ronald A. Adams
------------------------------
Ronald A. Adams
Chief Executive Officer and
Acting Chief Financial Officer

November 22, 2002

                            EXHIBIT INDEX


Exhibit No.  Description                             Location
-----------  -----------                             --------
3.1          Amended and Restated Certificate of     Incorporation by reference to of SDC
             Incorporation of SDC                    exhibit to SDC's Form S-8 dated December
                                                     28, 2000 (No. 333-52882)

3.2          By-laws of SDC                          Incorporated by reference to exhibit to
                                                     SDC's Form 10-SB dated January 8, 1996
                                                     (No. 0-27520)

10.1         Shareholder Agreement by, between       Incorporated by reference to exhibit
             and among SKODA Diesel, a.s., Worth     to SDC's Form 10-SB dated January 8,
             Capital Group, Inc. and Double Seal     1996 (No. 0-27520)
             Ring Company, Inc. dated as of April
             21, 1994

10.2         Exclusive Agency Agreement by and       Incorporated by reference to exhibit to
             between SKODA Diesel, a.s. and SDC      SDC's Form 10-SB dated January 8, 1996
             dated as of April 21, 1994              (No. 0-27520)


10.3         Bill of Sale and Transfer by and        Incorporated by reference to exhibit to
             between SKODA Diesel, a.s. and SDC,     SDC's Form 10-SB dated January 8,
             dated as of November 29, 1994           1996 (No. 0-27520)

10.4         Expert's Opinion on the technical       Incorporated by reference to exhibit to
             state and the evaluation of the         SDC's Form 10-SB dated January 8,
             production equipment for SDC, dated     1996 (No. 0-27520)
             April 1995

10.5         Agreement to Merge Golden Grove         Incorporated by reference to exhibit to
             Business, Inc. into SDC dated as of     SDC's Form 10-KSB for the year ended
             January 31, 1997                        August 31, 1997 (No. 0-27520)


10.6         Exclusive Agency Agreement by and       Incorporated by reference to exhibit
             between Metall Kraft and SDC dated      to SDC's Form 10-KSB for the year
             as of August 21, 1997                   ended August 31, 1997 (No. 0-27520)

10.7         Purchase and Sale Agreement by and      Incorporated by reference to exhibit to
             between SDC and Motokov International,  SDC's Form 10-KSB for the year ended
             Joint Stock Company dated as of         August 31, 1997 (No. 0-27520)
             November 18, 1997

10.8         Executive Employment Agreement between  Filed herewith
             SDC and Ronald A. Adams, dated as of
             October 1, 2001

10.9         Executive Employment Agreement between  Filed herewith
             SDC and Milota K. Srkal, dated as of
             October 1, 2001

16.1         Letter from KPMG Ceska republika,       Incorporated by reference to exhibit to
             s.r.o. to the Securities and Exchange   SDC's Form 8-K/A filed on May 21, 2002
             Commission dated May 17, 2002           (No. 0-27520)


21.1         Subsidiaries of the registrant          Filed herewith

99.1         Certification of CEO and CFO pursuant
             to Section 906 of the Sarbanes-Oxley
             Act of 2002                             Filed herewith