Form 10KSB/A
period 2001-12-31
SDC INTERNATIONAL INC \DE\
filed 2003-06-04
CIK 1005841

=====================================================================

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                          FORM 10-KSB/A
                         Amendment No. 1

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended           Commission File No. 0-27520
December 31, 2001

                     SDC International, Inc.
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

         Delaware                                   75-2583767
-------------------------------              ----------------------
(State or other jurisdiction of              (IRS Employer Id. No.)
incorporation or organization)

          231 Bradley Place
         Palm Beach, Florida                         33480
----------------------------------------           ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on May 27, 2003 as reported on the over-the-counter US market was approximately $11,822,053. As of May 27, 2003 the registrant had outstanding 22,187,987 shares of Common Stock.

                     SDC International, Inc.
                           Form 10-KSB
                        Table of Contents
Part I                                                   Page No.

Item 1    Description of Business.......................    1

Item 2    Description of Property.......................    11

Item 3    Legal Proceedings.............................    11

Item 4    Submission of Matters to a Vote of
          Security Holders..............................    11
Part II

Item 5    Market for Common Equity and Related
          Stockholder Matters...........................    12

Item 6    Management's Discussion and Analysis of
          Plan of Operation.............................    15

Item 7    Financial Statements..........................    24

Item 8    Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure..........................    25
Part III

Item 9    Directors, Executive Officers, Promoters
          and Control Persons; Compliance with
          Section 16(a) of the Exchange Act.............    26


Item 10   Executive Compensation........................    28

Item 11   Security Ownership of Certain Beneficial
          Owners and Management and Related
          Stockholder Matters...........................    31

Item 12   Certain Relationships and Related
          Transactions..................................    33

Item 13   Exhibits, List and Reports on Form 8-K........    35

Signatures..............................................    38

Certifications Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002..........................    39

                             PART I

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

Item 1.   Description of Business

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

  The Tatra factory was founded in 1850 and in 1898 the first truck carrying 2.5 tons of payload was manufactured. Historically, Tatra has been a prime supplier of on/off road heavy-duty vehicles to the former Soviet Union, Eastern and Central Europe, India and China. From 1986 to 1990, Tatra sold more than 15,000 trucks a year. However, many of these countries in which Tatra had historically directed its sales efforts have suffered poor economic conditions and challenging business environments following the fall of their Communist-led governments and collapse of their economic systems. As a result, the demand for new Tatra trucks in these countries has declined and Tatra's sales have significantly fallen.

  The Tatra factory has also been struggling with a lack of operating capital for several years and was burdened with bank loans of up to $120 million. In 1998, Tatra's bank credit lines were cancelled, production dropped and revenue decreased substantially. In 1999, Tatra reported a loss of $20 million. In June 2000, these bank loans were converted into equity of Tatra. In 2000, Tatra reported revenue of approximately $147 million compared to $105 million in 1999, assets of more than $140 million and a profit of about $5.0 million on shipments of almost 1,800 trucks compared to a loss of approximately $20 million for 1999, after taking approximately $27 million in write-downs and special one-time charges.

  Our Business and Technology

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

  Tatra assembles trucks from various components. Approximately 65% of the components used are made by Tatra or Tatra's automotive component manufacturing subsidiaries. Tatra purchases other components such as tires, electronics, glass and related components from various third parties and steel from steel producers located in the Czech Republic. Approximately 62% of manufacturing materials is purchased from within the Czech Republic. Tatra is not dependent on any single manufacturer or supplier for its component parts or steel.

  The main products of Tatra are used for both civil and military applications. The specific military applications include using the Tatra chassis and cab to hold dump bodies, flatbeds, water or fuel tanks, troop carrier seating or electronics. The special chassis technology is used in construction vehicles, fire fighting vehicles and road maintenance vehicles. Civil trucks, called "JAMAL," are heavy duty dump trucks that are used for the most difficult working conditions. Trucks for military use, called "ARMAX," and military special purpose vehicles called "FORCE," offer customized platforms and special bodies for specific military applications. Tatra's products for civil applications are sold to the Czech Republic, Republic of Slovakia, People's Republic of China and India. Tatra's chassis and cab are sold for military applications to military procurement agencies in the Czech Republic, the Republic of Slovakia, India and the United Arab Emirates. Approximately 39% of sales for the year ended 2000 and 34% of sales for the year ended 2001 were to the military market.

  Tatra manages and evaluates its operations in four reportable segments, as follows: the truck segment, the services segment, the energy segment and the automotive components segment.

  *    Truck Segment

  Tatra is an OEM for trucks, and automotive and industrial machines. As described above, Tatra trucks have a uniquely designed chassis that enables quicker passage over rough terrain with significantly less vibration than that from more traditional designs. The Tatra chassis is used for both civilian and military applications.

  *    Services Segment

  The   services   segment  includes  transportation,   catering,
accommodation and import services. Transportation, shipping, freight and trade related services associated with vehicle and machinery manufacturing are handled by their respective operating segments. Certain services are generally unrelated to the basic business of truck manufacturing but were common to many industrial operations in planned economies, and were managed by Tatra prior to the SDC acquisition. During 2002, several of these activities were either discontinued or, when appropriate, absorbed into ongoing operations.

  *    Energy Segment

  The energy segment is comprised of Energetica, a.s., a company which produces electricity, steam and heat. It sells its products to Tatra (80%) and to the municipality in which it is located (20%) which then resells the power to individual users, both commercial and residential. The company uses coal for electric production and also purchases electricity for resale.

  SDC is considering divesting this operation should a reasonable alternative be available. The energy segment supplies power that is essential for the operation of Tatra. There are no contracts or agreements or other matters which may restrict the ability to improve its operations or profitability. Similarly, there are no impediments to the disposition of this segment other than a lack of viable alternative purchasers of the business and the requirement that Tatra continue to be provided with the required energy. Management has conducted a solicitation of potential interested purchasers. From the list of interested parties, several leading candidates were selected and negotiations are currently underway which may lead to a transaction. Management efforts to improve current operating efficiency in this segment has been similar to efforts in all business segments.

  *    Automotive Components Segment

  The automotive component segment was originally created only to produce components for Tatra trucks. In 1995, separate subsidiaries were created to market Tatra trucks to outside customers. Management believes that these subsidiaries will become profitable as outside customers for automotive components become a larger part of Tatra's overall revenues.

  For further discussion on the profitability of these segments, see the section entitled "Management's Discussion and Analysis of Plan of Operation."

  The Tatra Acquisition

  Since 1997, SDC has been the exclusive distributor for Tatra vehicles, accessories and spare parts in Colombia, with the right of first refusal to become the exclusive distributor for other countries in South and Central America. In 1999, the Czech government-owned Konsolidacni Banka took over the ownership of and the process of selling Tatra by privatizing it in 1999. The government was seeking to sell Tatra as part of a process of privatization whereby companies that were traditionally state-owned sought to privatize so that they could benefit from the flow of private capital markets in order to finance modernization and growth. This privatization, which was common under non-communist governments in Eastern Europe in the 1990's, occurred when the bank cancelled Tatra's long-term debt in exchange for 91.61% of Tatra's equity. This process is not analogous to a U.S. bankruptcy liquidation. Privatization of companies has been necessary for Eastern European countries seeking entry to the European Union.

  In   2000,   a  subsidiary  of  the  Konsolidacni  Banka,   the
Revitalization Agency, entered into a confidential memorandum with us regarding the proposed sale of Tatra, and negotiations ensued.

  Our Chairman Ronald Adams, President Milota Srkal, and strategic advisor General Alexander Haig, Jr. met in Prague, Czech Republic, with Prime Minister Milos Zeman, Deputy Minster of Finance Jan Mladek, Deputy Minister of Foreign Affairs Hynek Kmonicek, Minister of Defense Jan Vetchy, and Chairman of
Konsolidacni Banka Kamil Ziegler to propose and discuss the acquisition. During the meetings, Messrs. Adams, Srkal and General Haig discussed our operational, financial and marketing plans for Tatra and expressed our continued interest in acquiring Tatra.

  On August 28, 2000, we submitted our offer to acquire Tatra to the Czech Consolidation Agency, the Czech government's selling agent which had been placed in charge of the sale of Tatra. The parties met throughout the first half of 2001 and we updated our due diligence review of Tatra through June 2001. On June 28, 2001, we submitted our final and binding offer to purchase 91.61% of the shares of Tatra, representing all of Tatra's shares that were owned by Konsolidacni Banka. During July 2001 our bid was selected and we began contract negotiations with the Czech Consolidation Agency. In October 2001, the Supervisory Board of the Czech Consolidation Agency approved the Share Purchase Agreement and the Investment Agreement which had been previously signed. On November 7, 2001, the cabinet of the Czech Republic approved the two agreements. On December 28, 2001, we completed the acquisition of Tatra, in concert with our wholly-owned subsidiary SDC Prague, s.r.o.

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

  Terex Corporation, a diversified global manufacturer engaged in a broad range of construction, infrastructure and mining-related capital equipment manufacture and distribution, assisted us in financing the acquisition of the Tatra shares. As part of Terex's financing, we issued to Terex three 9% convertible notes in the aggregate principal amount of $12.9 million. Of this, $4.8 million of the aggregate principal amount became due and payable on March 1, 2002. As had been previously agreed, upon the fulfillment of certain conditions, including completion of the Tatra acquisition, in early 2002 we sold to Terex 40.61% of Tatra's issued and outstanding capital stock in return for cancellation of the $4.8 million note. The remaining notes, in the aggregate principal amount of $8.1 million, are due on December 31, 2004. Upon the sale of Tatra shares to Terex, Terex held the right to convert up to $4 million of its notes at any time after December 31, 2002 into shares of our common stock equal to 12% of our outstanding common stock on a fully diluted basis. This right was extinguished by mutual agreement in December 2002. As a result of these transactions, we retain a controlling interest in 51% of Tatra's shares, Terex acquired a 40.61% interest in Tatra's shares and the 8.39% remaining shares of Tatra are publicly-held. The publicly-held shares were initially sold through a government coupon privatization of Tatra shares in April 1992.

  Terex  also  assisted  us  with the  establishment  of  working capital credit facilities for Tatra by loaning $5 million to Tatra in 2002 as part of the share purchase agreement between SDC and Terex. In consideration for Terex's role as our strategic advisor and for certain marketing and technology consulting that may be rendered by Terex to us, we issued to Terex 1,256,837 of our common shares, representing approximately 5% of our issued and outstanding common shares. Of these, 1,147,385 shares were issued on December 21, 2001 at the then market price of $0.75 per share and 109,452 shares were issued on December 28, 2001 at the then market price of $0.90 per share. Terex's obligation to provide marketing and technology consulting services is a contractual obligation under the securities purchase agreement between SDC and Terex. The specific types of marketing and technology consulting services referred to in the agreement have not been defined.

  Terex did not participate in the negotiations with the Czech government and was not involved in the acquisition process. Terex has been a shareholder of SDC since November 16, 2000 and has played a strategic advisor role to SDC providing product, technology and marketing consulting. These three areas are ongoing, primarily for Tatra products in the mining and construction industries as well as in assembly line operations of Tatra.

  On December 31, 2002 Tatra, a.s. signed a management consulting agreement with Terex Corporation in order to provide Tatra access to management experience, advice and assistance from Terex, and to perform various managerial services in connection with its operations. An experienced Terex executive, Fil Filipov, who previously served as President of several Terex operating companies, has taken responsibility of implementing recommendations from the consulting engagement. The agreement calls for assistance in the administration and management of the business of the company under the supervision of the Tatra Supervisory Board and the Tatra Board of Directors.

  Strategy

  Our strategy is to restructure Tatra to become a modern and customer-oriented company. Subject to obtaining additional capital, we will seek to make additional investments in Tatra's truck assembly operations, as well as into Tatra's forging, foundry and tool and stamping operations. Management believes that Tatra's unique design, solid construction, simple maintenance, product longevity and rugged-terrain efficiency also make its trucks ideal for markets in underdeveloped countries where roads are often poor and trucks are subjected to severe climate conditions.

Competition

  We believe that we compete largely on the basis of the quality of our trucks and on Tatra's unique chassis design. The chassis design produces the only central tube half swing-axle designed truck in production. This results in significant enhanced stability in difficult driving conditions and rough terrain, which is its primary selling feature. Its other selling features are its competitive price compared to other trucks used in similar applications, and the high quality manufacturing of Tatra vehicles.

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

Customers


  The principal customers for Tatra's truck and automotive components segments include original equipment manufacturers, or OEM's, commercial entities and military and government procurement agencies in the Czech Republic, Russia, India, Slovakia and other foreign countries who acquire Tatra trucks for civilian applications, such as for the development of internal infrastructures, and for military applications.

  For the year ended December 31, 2001, 19% of Tatra's total revenues were generated in India from sales through Tatra UDYOG Limited, which is a joint venture that is fifty percent owned by Tatra. This joint venture seeks to expand the sale of Tatra products in India and surrounding regions by establishing manufacturing operations in India, and by receiving from Venus Udyog, its Indian partner, sales and marketing support for Tatra products in those regions. The parties intend to assemble, manufacture, sell, service, maintain, design and modify Tatra trucks in India, Sri Lanka, Bangladesh, Nepal and other countries as may be agreed to.

  Tatra's two largest customers in the truck segment in 2000 and 2001, respectively, were Venus Projects Ltd. (India) and Surgutneftegas (Russia). Venus Projects accounted for approximately 19% and 20% of Tatra's revenue for the year ended December 31, 2001 and 2000, respectively, and Surgutneftegas accounted for approximately 16% and 19% of Tatra's revenue for the year ended December 31, 2001 and 2000, respectively.

  Tatra's three largest customers in the automotive components segment are Skoda Auto, A.S., Tatra Sipox, A.S. and Karsit, S.R.D. No customer in this segment accounted for more than 10% of Tatra's revenues for the year ended December 31, 2001 and 2001, respectively.

  Tatra's three largest customers in the services segment were Maersk Intermodal Europe, S.R.O., Eurotrade, K.F.T. and Schstahl Trade, S.R.D. No customer in this segment accounted for more than 10% of Tatra's revenues for the year ended December 31, 2001 and 2001, respectively.

  The primary customers of Tatra's energy segment are Tatra itself, and the town of Koprivnice, where Tatra is located. No customer in this segment accounted for more than 10% of Tatra's revenues for the year ended December 31, 2001 and 2001, respectively.

Marketing

     Tatra's truck products are sold primarily through dealers within the Czech and Slovak Republics and are sold, usually as fleets, to end-users in most other markets. Tatra maintains a sales and marketing department of over 100 personnel. The automotive components subsidiaries sell to OEM's through direct marketing efforts.

Government Regulation

  Under Czech Republic law, Tatra must maintain a license to export products for military use. This license must be applied for at least annually by submitting an application form with the appropriate office of the Czech government. In order to obtain the license, Tatra must be majority owned by a Czech person or entity. SDC Prague, s.r.o., a Czech limited liability company and wholly owned subsidiary of SDC, owns 51% of Tatra's shares. In addition, Tatra must have a board of directors consisting of Czech citizens without criminal record. Although Tatra has never been denied a license, there is no guarantee that the Czech government will grant the license each time it is applied for. Approximately 39% of Tatra's revenues in 2001 were from sales requiring this license and the failure of Tatra to obtain or maintain this license would severely impact our ability to sell Tatra products, which would have a material adverse effect on our financial condition, results from operations and business.

  In addition to the license, Tatra must comply with the normal and customary regulations related to the transportation of vehicles. However, the cost of obtaining and maintaining such government approval or to comply with such government regulations is not material.

Research and Development

  Tatra's research and development activity, primarily related to ongoing development of its proprietary truck chassis, totaled
$2.4 million in 2001 and $2.7 million in 2000.
Employees

  SDC  has  two full time employees and two part-time  employees.
As  of  December 31, 2001, Tatra and its subsidiaries  had  5,953 full time employees. As of November 1, 2002, Tatra and its subsidiaries had 5,552 full time employees.

Intellectual Property

  Various components of Tatra's chassis system are patented in eight countries, including the United States of America, and Tatra obtains new patents on updated technology that it develops from time to time. Its current patents expire in years ranging from 2005 to 2016. From time to time, Tatra incurs costs related to filing for new patents and for maintaining its existing patents. These costs are not material and are expensed at the time that they are incurred.

Recent Developments

  In addition to the management consulting agreement that we entered into with Terex on December 31, 2002, as more fully described in the section entitled "Business", we note the following recent developments.

  Milota Srkal resigned as Chairman of the Board of Directors of Tatra in January 2003. In addition, Jan Ludva resigned as a member of the Board of Directors of Tatra, Henry Kiefer resigned as General Manager of Tatra, and John Prikryl resigned as Managing Director of Tatra's manufacturing subsidiaries. Two new members of the Board of Directors of Tatra have been appointed:
Francis Frontisek Tarzek, as Director of Operations of Tatra, and Igor Vlcek, as Chief Financial Officer of Tatra.

  In January 2003, Thomas B. Walker was hired as Chief Financial Officer of SDC on a part time basis. Mr. Walker has over 25 years of senior executive experience in financial management in the financial services industry with large, multinational corporations having multiple domestic and international locations.

  In December 2002, Drummond Bell resigned from the audit committee and from the board of directors of the Company. In February 2003, Zachary Shipley was appointed to the board of directors and to the audit committee of the Company. Mr. Shipley has been an officer and director of Oxbow Corporation since its founding in 1983 and its Vice President of Finance since 1986.

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

Our common shares are not listed on any exchange. We intend to seek relisting as soon as we have satisfied our filing requirements with the SEC.


We do not intend to pay dividends in the foreseeable future.

We currently intend to retain any earnings to support our growth strategy and do not anticipate paying dividends on our common stock in the foreseeable future. Our ability to pay dividends depends in part on our receipt of dividends or other payments from our operating subsidiaries. We have no operations ourselves and depend on our operating subsidiaries for cash. Our subsidiaries are also subject to restrictions on their ability to transfer cash to us.


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

We  acquired  Tatra,  representing our principal  operations,  in
December  2001.   Accordingly,  our  shareholders  have   limited
historical financial and operating information about us to use in evaluating our past and anticipated performance.


Our acquisition strategy creates new risks and uncertainties.

Our new focus on acquiring and developing joint ventures and associations with strategic manufacturers creates new risks and uncertainties. We are dependent upon the execution of joint venture or acquisition agreements, our ability to complete satisfactory due diligence, present financial information in accordance with required applicable accounting principles, and arrange financing for targeted transactions. Additionally, there is the continued risk of political instability in the countries in which we now or hereafter may conduct our business, which may result in a loss of our assets located there.


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

We intend to pursue acquisitions of complementary services, technologies or businesses, although we have no present understandings, commitments or agreements with respect to any acquisitions. Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and increased impairment and/or amortization. Acquisitions involve numerous risks, including difficulties in assimilating the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Accordingly, acquisitions could have a material adverse effect on us.


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

We believe that we compete largely on the basis of the quality of our trucks and on Tatra's unique chassis design. The chassis design produces the only central tube half swing-axle designed truck in production. This results in significant enhanced stability in difficult driving conditions and rough terrain, which is its primary selling feature. Its other selling features are its competitive price compared to other trucks used in similar applications, and the high quality manufacturing of Tatra vehicles.

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

Because our trucks are based upon a unique engineering design, we rely on numerous outside suppliers to deliver custom made components for our trucks. If any of these suppliers are unable to deliver these custom made components, we will need to develop new relationships with, and purchase these components from, other suppliers. If this occurs, we are likely to face delays in the manufacture and shipment of our trucks, which could have a material adverse effect upon our business, financial condition and results from operations.


Departure of key personnel could harm our business.

We are managed by a small number of key executive officers and operating personnel. Further, we believe that our success will depend, in large part, on our ability to attract and retain skilled and qualified personnel with experience in the truck manufacturing industry. These employees are in great demand and are often subject to competing offers of employment. The loss of key personnel could have a material adverse effect on us.


We depend on our operating subsidiaries for cash. Our subsidiaries may be limited in their ability to make funds available to us for the payment of debt and other obligations.

We do not hold any significant assets that will generate cash other than our direct and indirect interests in our subsidiaries, which conduct all of our operations. Our cash flow and ability to meet our obligations will depend upon the cash flow of our operating subsidiaries and the payment of funds by these operating subsidiaries to us. Our operating subsidiaries' ability to make any payments to us will depend on their earnings, business and tax considerations and legal restrictions. In addition, our loan agreement with Terex prohibits Tatra from making certain cash distributions to SDC and our agreement with the government of the Czech Republic prohibits SDC from removing the assets of Tatra during the year 2002. Also, pursuant to a credit facility between Tatra and ABN AMRO, Tatra is prohibited from paying any dividends to SDC as long as any obligations of Tatra under this credit facility are outstanding.


Because our operations are conducted outside the United States, we are subject to special economic and political risks, including inflation, foreign exchange fluctuations, foreign regulatory approvals and foreign taxes.

Substantially all of our current and planned operations are outside the United States. Our manufacturing operations and headquarters are in the Czech Republic, and we conduct sales in the Czech Republic, Slovakia, Hungary, Russia, India and China. Accordingly, we are subject to economic, political and social instability and other risks not typical of investments in businesses conducted in the United States.

      Currency Risk and Exchange Controls. Our financial results have been, and may continue to be, adversely affected by fluctuations in the relative values of the currencies in which we conduct business. We may be materially adversely affected by these factors.

      Dependence on Local Economies; Inflation. The Company's operations depend upon the economies of the markets in which it operates. These markets include countries with economies in various stages of development or structural reform, some of which are subject to rapid fluctuations in terms of consumer prices, employment levels, gross domestic product and interest and foreign exchange rates. The Company may be subject to such fluctuations in the local economies in which it operates. To the extent such fluctuations have an effect on the ability of subscribers to pay for the Company's service, the growth of the Company's services in such markets could be impacted negatively. Many of the countries in which the Company operates, or expects to operate, do not have established credit bureaus, thereby making it more difficult for the Company to ascertain the creditworthiness of potential subscribers. Accordingly, the Company may experience a higher level of bad debt expense than otherwise would be the case.

      Tax Risks Associated with Foreign Operations. We are developing a plan to structure our operations based on certain assumptions about various tax laws, U.S. and international tax treaty developments, international currency exchange and capital repatriation laws and other relevant laws of a variety of non-U.S. jurisdictions. In particular, since we have operations that are conducted outside of the United States by SDC Prague, s.r.o. and Tatra, we are potentially subject to tax in both foreign jurisdictions and the United States. Therefore we rely on existing tax treaties as well as on the tax laws of the United States and foreign jurisdictions to prevent double taxation of income. While management believes these assumptions will be correct, we cannot assure you that taxing or other authorities would reach the same conclusion about the plan we ultimately adopt. We could suffer adverse tax and other financial consequences if these assumptions are incorrect or the relevant treaties or laws were changed or modified.

      Enforcement of Agreements. A number of the agreements SDC enters into with its non-United States subsidiaries, dealers, subscribers and agents are governed by the laws of, and are subject to dispute resolution in the courts of, or through arbitration proceedings in, the country or region in which the operation is located. The Company cannot accurately predict whether such forum will provide it with an effective and efficient means of resolving disputes that may arise in the future. Even if the Company is able to obtain a satisfactory decision through arbitration or a court proceeding, it could have difficulty enforcing any award or judgment on a timely basis. The Company's ability to obtain or enforce relief in the United States is uncertain.

       Foreign Corrupt Practices Act. As a United States corporation, SDC is subject to the regulations imposed by the Foreign Corrupt Practices Act (the "FCPA"), which generally prohibits United States companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. Any determination that the Company has violated the FCPA would have a material adverse effect on the Company.

     Changes in Country Policy; Change in Regulatory Agencies and Political Structures. Under Czech law, Tatra is required to obtain a license to export products for military use. Tatra applies for this license annually and the impact of not obtaining the license on Tatra's exports would be significant. There can be no assurances that the Czech government will continue to grant the license. See the section titled "Business-Government Regulation."

      The governments of the countries in with which we conduct business vary widely with respect to structure, constitution and stability. While Central and Eastern European governments have historically exercised extensive influence over their economies, the role of government has declined as countries have liberalized their political structures and economies. However, there can be no assurance that future developments in the government administration of local economies would not materially and adversely impair the Company's business and financial condition.


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



Item 2.   Description of Property

  Until the end of 2001, we rented office space from our Chief Executive Officer, Mr. Adams, on a month to month basis and through our subsidiary, SDC Prague, s.r.o., we leased an office at Vaclavske nam. 66, Prague, Czech Republic, for our activities in the Czech Republic. Our rental expense for these offices was $37,000 for 2001. Currently, our primary offices where corporate and executive functions are performed are located at 231 Bradley Place, Palm Beach, FL 33480. These offices consist of approximately 1,330 square feet, and our annual office rental payments total approximately $51,000, and are payable on a month to month basis.

  We also own a 600 acre facility, containing a 5 million square foot factory with manufacturing and office facilities and an automotive test track in the town of Koprivnice, Czech Republic.
This property is insured.

  We believe that our existing offices, manufacturing and related facilities are adequate for the foreseeable future and that, depending on additional products and sales, similar and/or additional offices and locations can be acquired on reasonable terms.



Item 3.   Legal Proceedings

  In  August 2002, an action was commenced against SDC and Ronald
A. Adams in the Supreme Court of New York, Suffolk County, by Steven Scarano, a former consultant, and Rainmakers Inc., a company he purports to control. In a complaint served in February 2003, the plaintiffs alleged breach of a consulting agreement, intentional interference with contract rights, violations of unspecified "Federal Securities Laws" and fraudulent inducement, and seek damages of approximately $721,000. On March 3, 2003, defendants removed the action to the United States District Court of the Eastern District of New York. On March 10, 2003, defendants served an answer to the complaint denying the material allegations of the complaint and asserting several affirmative defenses. We believe that this action lacks merit and intend to defend it vigorously.



Item 4.   Submission of Matters to a Vote of Security Holders

  None.

                              Part II

Item 5.  Market For Common Equity and Related Stockholder Matters

  Our Certificate of Incorporation authorizes 25,000,000 shares of common stock, $.001 par value, and 25,000,000 shares of preferred stock, $.001 par value. As of May 27, 2003, we had 22,187,987 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding.

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

  The following table sets forth, for the periods indicated, the high and low bid prices for the common stock, as reported by Yahoo Finance on the OTC Bulletin Board from January 1, 2000 to May 22, 2002 and on the over-the-counter US market from May 24, 2002 to May 27, 2003.

                                               Price Range
                                              High      Low

2000
First Quarter                                $2.03     $0.94
Second Quarter                               $1.28     $0.63
Third Quarter                                $2.76     $0.69
Fourth Quarter                               $1.53     $0.56

2001                                          High      Low
First Quarter                                $1.13     $0.54
Second Quarter                               $1.21     $0.44
Third Quarter                                $1.00     $0.51
Fourth Quarter                               $0.90     $0.53

2002                                          High      Low
First Quarter                                $1.60     $0.76
Second Quarter                               $1.56     $0.65
Third Quarter                                $1.20     $0.65
Fourth Quarter                               $0.90     $0.60

2003                                          High      Low
First Quarter                                $0.81     $0.40
Second Quarter (through May 27, 2003)        $0.90     $0.40

  The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of May 27, 2003, the closing sale price of our common stock was $0.61 per share. There were 296 holders of record as of May 27, 2003. We believe that the number of beneficial owners is substantially greater than the number of record holders, because a large portion of common stock is held in broker "street names."

  We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. SDC is not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

Recent Sales of Unregistered Securities

     Set forth below is information regarding the issuance and sales of our unregistered common stock for the four years ending December 31, 2002. None of these sales involved the use of an underwriter. All of the sales were exempt from registration under Section 4(2) of the Securities Act. All of the purchasers are "accredited investors" within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. The Company relied on the representations of the purchasers to this effect at the time of purchase.


Date                Number of Shares           Date                Number of Shares       Date                  Number of Shares
                       Issued/Sold                                    Issued/Sold                                  Issued/Sold
January 8, 1999        90,000                  November 16, 2000      50,000              December 28, 2001        531,000
January 26, 1999       50,000                  December 7, 2000       15,000              January 9, 2002          15,000
March 9, 1999          34,000                  December 8, 2000       10,000              February 1, 2002         925,000
March 15, 1999         621,040                 December 20, 2000      10,000              February 11, 2001        15,000
April 5, 1999          15,000                  January 5, 2001        516,000             February 12, 2002        50,000
April 6, 1999          150,000                 January 17, 2001       50,000              February 13, 2002        109,452
April 8, 1999          15,000                  January 23, 2001       500,000             February 14, 2002        18,000
April 9, 1999          125,000                 February 8, 2001       125,000             February 22, 2002        25,000
May 28, 1999           12,500                  February 13, 2001      15,000              March 12, 2002           15,000
June 8, 1999           25,000                  February 21, 2001      8,000               April 2, 2002            15,000
June 15, 1999          24,000                  March 8, 2001          15,000              April 5, 2002            10,000
July 19, 1999          82,290                  March 13, 2001         8,000               May 1, 2002              15,000
August 19, 1999        25,000                  April 6, 2001          15,000              May 14, 2002             428,571
August 27, 1999        175,000(1)              April 17, 2001         18,000              May 29, 2002             29,412
September 22, 1999     70,000                  April 23, 2001         150,000             June 3, 2002             15,000
October 4, 1999        220,000                 May 8, 2001            15,000              July 2, 2002             15,000
November 18, 1999      34,864                  May 22, 2001           6,000               August 2, 2002           15,000
December 14, 1999      71,594                  May 29, 2001           450,000(2)          August 27, 2002          6,000
January 7, 2000        26,000                  May 30, 2001           400,000             September 4, 2002        15,000
February 22, 2000      216,000                 June 7, 2001           15,000              September 13, 2002       120,000
February 24, 2000      100,000                 June 11, 2001          27,500
March 29, 2000         739,700                 June 28, 2001          250,000(3)
April 14, 2000         200,000                 July 2, 2001           1,100,000(4)
April 18, 2000         200,000                 July 6, 2001           300,000
April 24, 2000         30,000                  July 16, 2001          365,000
June 2, 2000           15,000                  July 24, 2001          200,000
June 22, 2000          31,617                  August 2, 2001         6,250
July 5, 2000           100,000                 August 8, 2001         15,000
July 10, 2000          15,000                  August 24, 2001        300,000
July 12, 2000          50,000                  August 30, 2001        225,000(5)
July 24, 2000          110,000                 September 14, 2001     15,000
August 7, 2000         40,000                  September 20, 2001     11,047
August 10, 2000        379,167                 September 26, 2001     11,500
August 22, 2000        50,000                  October 8, 2001        15,000
September 1, 2000      113,461                 October 19, 2001       250,000
September 6, 2000      210,684                 October 24. 2001       50,000
September 8, 2000      15,000                  November 5, 2001       100,000
September 29, 2000     200,000                 November 12, 2001      390,000


Date                Number of Shares           Date                Number of Shares       Date                  Number of Shares
                       Issued/Sold                                    Issued/Sold                                  Issued/Sold

October 10, 2000       15,000                  December 10, 2001      15,000
November 9, 2000       15,000                  December 21, 2001      1,147,385

-----------------------

(1) All 175,000 shares were issued to General Haig later returned and cancelled pursuant to the terms of a new advisory agreement between the Company and General Haig filed herewith. The new advisory agreement provided for the grant of 300,000 fully vested options to purchase common stock at a price of $.40 per share and 100,000 options to purchase common stock at a price of $.40 per share which would vest upon General Haig becoming a director. See the section entitled "Certain Relationships and Related Transactions."

(2) 40,000 of these 450,000 shares were later returned and cancelled when an investor, Saul Strulovic, decided to rescind his investment in the Company. We refunded his investment and allowed him to keep 10,000 of the 50,000 shares originally sold as compensation for the temporary use of proceeds.

(3) These  250,000   shares   were  issued  in  error  and   were
subsequently returned to the Company and cancelled in exchange for the correct issuance of 1,000,000 shares on July 2, 2001.

(4) 1,000,000 shares are being held in escrow as collateral for a
$500,000 note to Ronald Adams, who in turn loaned $500,000 to the
Company.   750,000 of these shares were returned to SDC  in  2002
when the notes were satisfied.

(5) All 225,000 shares issued to General Haig were later returned and cancelled pursuant to the terms of a new advisory agreement between the Company and General Haig filed herewith. The new advisory agreement provided for the grant of 300,000 fully vested options to purchase common stock at a price of $.40 per share and 100,000 options to purchase common stock at a price of $.40 per share which would vest upon General Haig becoming a director. See the section entitled "Certain Relationships and Related Transactions."

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

Overview

  We follow Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", in accounting for the excess of the fair value of the assets we acquired over the price we paid. This is known as "negative goodwill". Under these pronouncements, negative goodwill has been allocated upon the consolidation of SDC and Tatra as a reduction of approximately $44 million of the carrying value of fixed assets of Tatra. In other words, according to the financial statements using the appropriate purchase accounting methodology, we acquired Tatra for about $44 million less than its net book value. We believe that we acquired Tatra at less than its net book value because of the following factors: we paid cash as part of the purchase price, we agreed to invest an additional $13 million more at a later date. We agreed to maintain the name Tatra, and SDC's management team was experienced in the automotive industry. The commitment to invest additional funds at a later date was an important step in the acquisition plan since Tatra had over $120 million of bank debt, access to additional operating capital in the form of debt or equity was limited and Tatra had been unable to provide the required working capital necessary to achieve its growth objectives. See the section entitled "Business." Furthermore, we were one of the only two companies competing in the tender that were approved as finalists by the bank by the December 31, 2001 deadline to sell Tatra that had been imposed by the European Union Anti-Monopoly Office in the Czech Republic. Therefore, we were required upon consolidation of Tatra, to write down Tatra's assets by that amount on the financial statements of SDC. As a result, SDC's consolidated financials will have approximately $4.3 million less in annual depreciation expense, and therefore, $4.3 million towards additional annual earnings in the future.

  The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value of TATRA, a.s. was as follows (expressed in thousands of US dollars):

                  -----------------------------------------------
                  Cash acquired                        $   3,634
                  Trade accounts receivable               20,181
                  Inventories                             38,774
                  Other current assets                     9,509
                  Property, plant and equipment, after
                  allocation of negative goodwill         24,483
                  Other assets                             3,200
                  Notes payable to banks                 (15,274)
                  Trade accounts payable                 (24,243)
                  Accrued expenses                       (10,749)
                  Contractual obligation - current        (9,089)
                  Other current liabilities              (11,352)
                  Minority interest                       (5,526)
                  Contractual obligation - noncurrent     (7,803)
                  Other liabilities                       (2,740)
                  -----------------------------------------------
                                                        $ 13,005
                  ===============================================

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

  In the past few years, we have devoted substantially all of our time and effort to negotiating the acquisition of Tatra and arranging strategic alliances related to the Tatra acquisition. Therefore, our revenues to date are not the result of marketing efforts but rather were obtained by receiving small orders for goods that were easily sourced and delivered to our existing customers. We record revenue when products are shipped. For the year ended December 31, 2000, we recorded revenue of $70,000 from the sale of miscellaneous replacement parts and we recorded no revenue for the year ended December 31, 2001.

  Our operating expenses for the year ended December 31, 2001, were $9,049,000 compared to $1,338,000 for the year ending December 31, 2000. Our net loss was $9,964,000 for the year ended December 31, 2001 compared to a net loss of $1,852,000 for the year ended December 31, 2000. In 2001, the large increase in costs, and the resulting loss, were due primarily to an increase of $5,513,000 in non-cash charges for expenses paid by the issuance of common stock and options (the stock issued was valued at the market value at issuance and the options were valued using the intrinsic method for employee and non-employee director options and the Black-Scholes option pricing for all other options), the activities and costs related to the Tatra acquisition of approximately $3,645,000 (including $1,694,000 of non-cash charges as noted above) which were not included as a cost of the acquisition as they were incurred prior to the final approval of the purchase by the Czech government and minor reductions in other corporate costs as a result of cost savings efforts in light of our lack of income from operations. The costs related to the Tatra acquisition included compensation fees and expenses that were contingent upon closing the acquisition and were based on contracted amounts. Our interest expense increased to $863,000 in 2001 from $480,000 in 2000 as a result of increased borrowing related to our acquisition of Tatra, particularly with respect to a loan obtained for our bid deposit. Our increase in interest expense included an increase of $473,000 in non-cash charges for common stock (valued at the market value at issuance) issued as additional compensation in connection with loans. We recognized a loss of $52,000 in 2001 resulting from the June 30, 2000 disposal of our Bolivian subsidiary Skobol. We had sold Skobol for a note in the amount of $150,000. Payments of $50,000 plus interest at 6% per year was due on each of June 30, 2001, 2002 and 2003. SDC had not received any payments on the note at the June 30, 2001, so $52,000 for the carrying value of the note was written off at June 30, 2001 which equaled the carrying amount of the investment at the time of sale. As SDC had no history with the purchaser, or any other reasonable basis for estimating the degree of collectibility of the note received in the sale, SDC determined that it would recognize gain on the sale of the subsidiary only to the extent proceeds received exceeded the carrying value.

  Our loss for 2001 included the following other indirect and internal expenses, as mentioned above, not included as a cost of acquisition:

     * non-cash charges for financing costs, marketing and technical assistance costs and due diligence expenses paid in connection with the issuance of common stock and options of $1,694,000;

     *     performance bonuses and  related  taxes of  $1,667,000
           due to management; and

     *     other  costs  and  professional  fees of approximately
           $284,000.

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

  The truck segment and automotive components segment together comprise 96.7% of the revenues of Tatra. The overall increase in sales resulted from increases in sales of the truck segment, which increased $5.2 million or 4.6% from 2000, and the automotive components segment which increased $1.4 million or 5.0% from 2000. These two segments accounted for 76.7% and 20.0% of sales in 2001, and 75.6% and 19.6% of sales in 2000. Increases in the sales of both the truck and automotive components segments resulted from increased marketing activities by Tatra. Increases in revenue in 2001 were the result of increases in units sold due to linking certain negotiated price discounts for customers who ordered and purchased larger numbers of units.

  The other two segments, service and energy, accounted for 1.2% and 2.1% in 2001, and 2.9% and 1.8% in 2000, respectively. Service revenue decreased $2.4 million or 56.3% from 2000 as a result of Tatra's decision to reduce, divest or cease these operations and the corresponding reduction in efforts to market and sell such services. Energy revenue increased $.5 million or 17.6% from 2000 as a result of increases in Tatra's pricing structure resulting from increased raw material costs.

  Truck Segment

  Tatra is an OEM for trucks, and automotive and industrial machines. As described in the section entitled "Business", Tatra trucks have a uniquely designed chassis that enables quicker passage over rough terrain with significantly less vibration than that from more traditional designs. The Tatra chassis is used for both civilian and military applications. See the section entitled "Business - The Business and Technology."

  Total revenue for this segment in 2001 was $116.7 million, which represented 76.7% of consolidated total revenue of $152.1 million, compared to revenue of $111.5 million in 2000.
Operating income in 2001 was approximately $3.5 million, while operating income for the consolidated company was $6.6 million in 2001, which represented 53.0% of the $152.1 million in total operating income. Operating income in 2000 was approximately $2.9 million.

  Services Segment

  The   services   segment  includes  transportation,   catering,
accommodation and import services. Transportation, shipping, freight and trade related services associated with vehicle and machinery manufacturing are handled by their respective operating segments. Certain services are generally unrelated to the basic business of truck manufacturing but were common to many industrial operations in planned economies, and were managed by Tatra prior to the SDC acquisition. During 2002, several of these activities were either discontinued or, when appropriate, absorbed into ongoing operations.

  Total  revenue  for the services segment was  $1.9  million  in
2001,  compared  to revenue of $4.3 million in  2000.   In  2001,
total operating income was approximately $0.3 million compared to ($1.2) million in 2000.

  Energy Segment

  The energy segment is comprised of Energetica, a.s., a company which produces electricity, steam and heat. It sells its products to Tatra (80%) and to the municipality in which it is located (20%) which then resells the power to individual users, both commercial and residential. The company uses coal for electric production and also purchases electricity for resale.

  Total  revenue for the energy segment was $3.2 million in  2001
compared   to  $2.7  million  in  2000.  Operating   income   was
approximately $0.8 million in 2001 compared to approximately $0.3 million in 2000.

  SDC would elect to divest this segment should a reasonable alternative be available. The energy segment supplies power that is essential for the operation of Tatra. There are no contracts or agreements or other matters which may restrict the ability to improve its operations or profitability. Similarly, there are no impediments to the disposition of this segment other than a lack of viable alternative purchasers of the business and the requirement that Tatra continue to be provided with the required energy to conduct its business. Management has conducted a solicitation of potential interested purchasers. From the list of interested parties, several leading candidates were selected and negotiations are currently underway which may lead to a transaction. Management efforts to improve current operating efficiency in this segment has been similar to efforts in all business segments.

  Automotive Components Segment

  The automotive component segment was originally created only to produce components for Tatra trucks. In 1995, separate subsidiaries were created to market Tatra trucks to outside customers. Management believes that these subsidiaries will become profitable as outside customers for automotive components become a larger part of Tatra's overall revenues.

  Total revenue from this segment increased to $30.4 million in 2001, an increase of $1.4 million from $28.9 million in 2000. Total revenue from the automotive components segment represented approximately 20.0% and approximately 19.6% of total consolidated revenue for the years ended 2001 and 2000, respectively. Operating income in 2001 was approximately $2.1 million compared to approximately $1.8 million in 2000. Consistent with the objectives of management, growth in total revenue for the automotive components segment at approximately 5.0% in 2001 outpaced the 3.2% increase in consolidated total revenue.

  Uneven sales and, therefore, uneven production during the year strongly affected Tatra's inventories, which reduced cash flow and affected our costs of sales and gross profit.

  In spite of the negative factors influencing the operations of Tatra in 2001, and the increased costs as a result of uneven production cycles, our operating income increased $2.9 million or 76.7% from 2000. The overall increase in 2001 resulted from increases in operating income in the truck and automotive components segments by $0.6 million and $0.3 million, or 20.1%
and 13.7%, respectively, compared to operating income in 2000. These increases in operating income resulted from efforts to reduce overhead by reducing our labor costs by reducing our number of workers and renegotiating with suppliers to lower costs of materials. While total revenue in the energy and services segments in 2001 decreased $1.9 million from 2000, operating income for these segments increased by $2.0 million. Operating income in the energy segment increased $0.8 million in 2001 from $0.3 million in 2000, and in the services segment increased to $0.3 million in 2001 from ($1.2) million in 2000.

  Overall, cost of revenues increased $3.3 million or 2.9% from 2000. Cost of revenues increased less than our revenues, resulting in an increase of gross profit of $1.4 million or 4.1%. Our gross profit as a percentage of revenues remained relatively constant, 23.3% for 2001 versus 23.1% for 2000. Our selling general and administrative expenses decreased $1.7 million or 6.7% while our engineering costs increased $.3 million or 6.2%. The decrease in administrative expenses resulted from reductions in overhead personnel costs. There were no known or expected material savings that have resulted from these reductions in overhead personnel cost.

  Other income (expense) decreased $2.0 million or 153.6% from 2000. This decrease was primarily from other items which decreased $1.9 million to ($0.4) million in 2001 compared to $1.5 million in 2000. Other income (expense) items in 2000 included approximately $1.5 million in income resulting from a waiver of interest payments. A gain of $1.3 million on the disposal of subsidiaries was recognized in 2000 and none was recognized in 2001. Interest expense remained relatively constant in 2000 and
2001, while interest income decreased a net decrease of $.1 million. Our share of income resulting from subsidiaries accounted for on the equity method (whereby we only recognize a portion of the income in proportion to our ownership percentage) decreased from $0.2 million to no material income (expense) in 2001. The change in the results of subsidiaries accounted for on the equity method is largely the consequence of the loss recorded in Tatra Udyog, Ltd., India. The increase in the loss of Tatra Udyog in 2001 was due to higher interest charges paid to banks as a result of extending longer credit terms to customers, discounts offered to customers to be competitive, increased cost of materials as a result of the weaker Indian Rupee, and an increase in depreciation charges. The losses recorded by Tatra Udyog were largely offset by either gains in other subsidiaries or accounting adjustments. Income from foreign exchange rate gains and losses increased $1.4 million to $0.7 million in 2001 from ($0.7) million in 2000 due to fluctuation in the various world currencies.

  As a result of all of the above items, Tatra's net income increased to $5.8 million in 2001 from $5.0 million in 2000, a change of approximately $0.9 million or 17.6% from 2000.

  Capital Investment in Machinery and Equipment

  Tatra made capital investments of approximately $7.3 million in 2001. The new capital investments were made primarily in manufacturing technology through the acquisition of machine-tool centers enabling the flexibility of working capacities and an increase in manufacturing quality. Capital investment was also made in controlling and information technologies. In particular, in 2001, a capital investment of $0.9 million was made in "controlling technologies". Controlling technologies are management information systems designed to assist in improving the efficiency of the Company and networks for BAAN Enterprise Resource Planning (ERP) software applications. All investments were financed from Tatra's cash flow.

  Discontinuation of Non-Strategic Tatra Subsidiaries

  As was previously planned, in 2000 Tatra began to divest several non-strategic and failing small subsidiaries. The total losses for 2000 from these subsidiaries were approximately $1.2 million. Bankruptcy proceedings for non-strategic subsidiaries TATRA Poibor, SHT Novy Jiein, and SHT DIZ and liquidation of non-strategic subsidiaries TATRA ND and TRA DO BRASIL LTDA were initiated by Tatra prior to our acquisition and should have no material effect of us. This is because, under Czech bankruptcy law, once these subsidiaries petitioned for bankruptcy and upon writing down any value that may remain on the financial statements, all activity of these subsidiaries ceased. As a result of our loss of control of these subsidiaries in accordance with FAS 94 no amounts relating to these subsidiaries are
included   in  our  financial  statements.   Furthermore,   these
proceedings were petitioned in 2000, at which time these subsidiaries were removed from the balance sheet and the net liabilities resulted in recording of a net gain of approximately $1.3 million. In 2000, the results of operations of these subsidiaries up to the time of filing for bankruptcy were included in the statement of operations. Since then, there have been no transactions with these subsidiaries. Bankruptcy proceedings in the Czech Republic is a long term legal process, and thus, as of February 2003, the process has not yet been completed, with a completion date still being unknown.

Liquidity And Capital Resources

  Tatra

  In connection with our acquisition of Tatra, we followed Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", in accounting for the excess of the fair value of the assets acquired in the Tatra acquisition over the price we paid the Czech government for our shares of Tatra. When the purchase price is less than the net book value of the company being purchased, the difference is known as "negative goodwill". Under the SFAS pronouncements, negative goodwill has been allocated upon consolidation of Tatra's financial statements into SDC's as a reduction of the carrying value of fixed assets. Since we acquired Tatra for about $44 million less than its book value, we were required, upon consolidation, to write down Tatra's assets by that amount on the consolidated financial statements of SDC. This will result in approximately $4.3 million less in annual depreciation on a consolidated basis, and, therefore, approximately $4.3 million more towards our annual earnings in the future.

  Tatra's operating activities for the year ended December 31, 2001 provided net cash of approximately $2.8 million, whereas Tatra's operating activities for the year ended December 31, 2000 provided net cash of approximately $8.3 million, providing a year-to-year decrease of approximately $5.5 million. This decrease, despite increases in accounts payable and net income, results from increases in accounts receivable and inventory (decrease of cash provided and increase of cash used) and decreases in liabilities and accruals. The increase in accounts receivable is mostly due to an increase in truck sales at year-end which were more than twice the monthly average for the prior eleven months. Inventories increased due to the increase in truck production material supplies for sales contracted earlier in the year. Tatra's net cash used in investing activities for 2001, primarily for new machinery and equipment, decreased to approximately $4.1 million compared to $4.8 million in 2000, due to a reduction in the resources available for such expenditures. Net cash provided by financing activities in the year ended December 31, 2001 was
approximately  $1.98  million  compared  to  net  cash  used   in
financing activities of approximately $2.03 million for the year ended December 31, 2000 as a result of increase in net proceeds received from notes payable and lines of credit during 2001. Total cash at December 31, 2001 increased to approximately $3.6 million from approximately $2.8 million at December 31, 2000.

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

  In 1996, Tatra entered into a sales contract with General Headquarters - U.A.E. Armed Forces, Abu Dhabi, United Arab Emirates for the sale of heavy-duty vehicles and spare parts. The contract included an unconditional bank guarantee of 10% of the contract value to be valid until three months after the date of the final acceptance certificate of the last partial delivery. Thereafter, the guarantee would be reduced to 5% of the contract value and would stay valid for 12 months from the last partial delivery. The UAE has been disputing payment for Tatra's delivery of certain equipment for maintenance and repair services and as a result, has not delivered a confirmation letter on fulfillment of the contract and insists on maintaining a bank guarantee that authorizes it to ask the bank to release the bank guarantee in its favor without Tatra's preliminary approval. In connection with its potential liability related to the bank guarantee, Tatra has reserved up to $9.1 million, and in connection with the obligations to meet the offset requirements has reserved $7.8 million. Tatra will fund the aggregate cash outflow of approximately $16.89 million from its operations, bank loans and other resources available to it at the time that the outflow is required.

  American Truck Company is a joint venture which was formed in 2002 and is owned equally by Tatra (Tatra USA), Terex Corporation and STV USA. It is designed to sell trucks primarily to military organizations within the Untied States government or its allies under financial programs whereby the foreign government uses the trucks but the United States government pays for the trucks. The trucks to be sold by American Truck Company are a basic Tatra designed and manufactured chassis which is shipped to Terex in the United States where an American made engine, transmission, electronics, tires, and other parts are assembled onto the chassis so that the completed truck is more than 51% American labor or components. To date, no sales have been made. However, on April 14, 2003, the Company announced that American Truck Company was selected as the preferred bidder by the Ministry of Defense of Israel (IMOD) to supply the Israeli Defense Forces with 315 Medium Tactical trucks and associated support. The anticipated value of this order is in excess of $50 million. Tatra has contributed $50,000 to Tatra USA as paid in capital, and there is a commitment to lend up to $650,000 to Tatra USA on a long term unsecured basis of which approximately $311,000 has been drawn. Tatra USA has in turn, loaned $650,000 to the joint venture and has paid approximately $50,000 in legal expenses for the formation and contractual agreements between Tatra, Tatra USA, Terex, STV USA and American Truck Company.

  SDC consolidated

  Because of SDC's acquisition of Tatra at a price below the actual shareholders' equity of Tatra, the use of purchase accounting for the acquisition of Tatra has a direct and material effect on the presentation of financial ratios, liquidity and capital resources of SDC on a consolidated basis. (See first paragraph under "Liquidity and Capital Resources" above.) On a consolidated basis, as of December 31, 2001, we had a net working capital deficit of approximately $8.3 million. However, excluding shareholder loans, which we have in the past mutually extended, refinanced or converted into equity, the net working deficit decreases to approximately $2.6 million. Our net cash provided by our consolidated operating activities for the year ended December 31, 2001 amounted to approximately $0.7 million, an increase of approximately $1.9 million from the year ended December 31, 2000 in which we used cash in operating activities of approximately $1.2 million. Our use of cash for operating activities decreased despite the significant increase in our net loss as most of our 2001 expenses were either non-cash expenses paid with common stock, options or warrants of approximately $6.5 million, or were items which were accrued as evidenced by the increase in accounts payable and accrued expenses of approximately $4 million. Net cash used in investing activities during 2001 consisted mostly of approximately $9.4 million used in our acquisition of Tatra, the purchase price plus cash costs of acquisition of approximately $13 million less the cash acquired of approximately $3.6 million. Net cash provided by financing activities in the year ended December 31, 2001 was approximately $12.4 million compared to approximately $1.0 million for the year ended December 31, 2000. The increase of approximately $11.4 million in net cash provided by financing activities resulted from increased net loan proceeds (primarily used to acquire Tatra), sales of common stock and the exercise of options in excess of cash from the same sources in 2000. Total cash at December 31, 2001 increased to approximately $3.7 million from $56,000 at December 31, 2000.

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

  Our borrowings from Terex subject us to certain restrictions, so long as the obligations are outstanding, relating to, among other things, restrictions against payment of certain cash distributions by Tatra to SDC, incurrence by us or any of our subsidiaries of new indebtedness in excess of $2 million without the prior written consent of Terex, and usual and customary covenants such as requiring SDC and its subsidiaries to comply with applicable laws, payment of taxes and restrictions on merger unless the surviving entity shall have assumed obligations under the loan agreement in writing. There are no customary financial covenants such as EBIDTA and current ratio.

  Our obligation to repay $4.8 million of our loan to Terex outstanding at December 31, 2001 was satisfied, by the terms of the agreement, by transferring to Terex the 40.61% owned directly by us. The remaining notes, in the aggregate principal amount of $8.1 million, are due on December 31, 2004. Upon the sale of Tatra shares to Terex, Terex held the right to convert up to $4 million of its notes at any time after December 31, 2002 into shares of our common stock equal to 12% of our outstanding common stock on a fully diluted basis. This right was extinguished by mutual agreement in December 2002. Terex also assisted us with the establishment of working capital credit facilities for Tatra by loaning $5 million to Tatra in 2002 as part of the share purchase agreement between SDC and Terex. See also the section entitled "Business - The Tatra Acquisition".

  Our agreement to acquire Tatra also requires us to infuse cash through capital or subordinated loans in the amount of approximately $13 million. On January 13, 2003, SDC received certification from the Czech Consolidation Agency of the government of the Czech Republic that the $13 million investment in Tatra has been satisfied. Such amounts can be either provided by us or obtained by us from new or existing investors or new or existing lenders. At December 31, 2001 we were in compliance with all related covenants. Failure to comply with any of the debt covenants could adversely affect our liquidity and ability to meet capital resource needs.

  In addition, under a new management consulting agreement among SDC, Tatra and Terex which was entered into on December 31, 2002, Terex personnel will assist in the management of the day-to-day operations of Tatra. The objective of this agreement is to improve Tatra's operations and financial flexibility by reorganizing and consolidating manufacturing facilities, outsourcing some of Tatra parts and components and reducing overhead. The Terex team will be led by Fil Filipov, President of Terex Crane, who has extensive operating experience in the industry. We have no other agreements between Terex and us, or Terex and Tatra besides this joint venture and the notes mentioned above.

  In February 2003, SDC entered into a subordination agreement whereby it agreed to subordinate debt owed to it by Tatra to ABN AMRO as a condition to increasing Tatra's line of credit to $10 million under its facility with ABN AMRO. A condition for entering into this facility was that Tatra not pay dividends to its SDC for the entire duration of any obligations of Tatra under the credit facility.

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

   Contractual Obligations                                Payments Due by Period
                                       -----------------------------------------------------------
                                        Totals       2002      2003 to 2005     2006    Thereafter
                                       --------    --------    ------------   -------   ----------
   (in thousands)
   Related party acquisition debt      $ 10,915    $  4,845       $  6,070    $     -    $     -
   Other related party debt                 857         857
   Capital lease                            825         392            356         21         56
   Operating leases                       3,670         838          2,148        684
   Other long-term obligations              912         456            456          -          -
                                       --------    --------       --------    -------   --------
   Total                               $ 17,179    $  7,388       $  9,030    $   705    $    56
                                       ========    ========       ========    =======   ========


   Other Commercial Commitments          Total        Amount of Commitment Expiration by Period
                                         Amount    -----------------------------------------------
                                       Committed     2002      2003 to 2005     2006    Thereafter
                                       ---------   --------    ------------   -------   ----------
   (in thousands)
   Lines of credit                     $  3,946    $  3,946    $         -    $     -   $      -
   Revolving loans - Government          11,328      11,328
   Standby letters of credit                  -
   Contractual guarantees                16,892       9,089          7,803
   Standby repurchase obligations             -
   Other commercial commitments           2,375           -          2,375          -          -
                                       --------    --------       --------    -------   --------
   Total                               $ 34,541    $ 24,363       $ 10,178    $     -   $      -
                                       ========    ========       ========    =======   ========

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

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     On April 16, 2002, KPMG Ceska republika, s.r.o. ("KPMG") resigned as the Company's independent public accountants.

     KPMG was engaged on January 15, 2002 to serve as the Company's independent public accountants for the fiscal year ended December 31, 2001. On February 22, 2002, KPMG delivered to the Company a report (the "Tatra Report") on the financial statements of Tatra, a.s., a majority-owned subsidiary of the Company and also the parent company of a group of operating subsidiaries through which Tatra conducts its business (collectively with Tatra, the "Tatra Group"). The Company acquired its equity interest in the Tatra Group in December 2001. The Tatra Report was qualified as follows:

     1) In the Tatra Report, KPMG drew attention to Note V to Tatra's consolidated financial statements. Note V to
          Tatra's consolidated financial statements (i) states that significant measures were carried out in 2000 and 2001 which resulted in an increase in equity through an increase in registered capital and conversion of receivables from major shareholders, and (ii) outlines the process in 2001 whereby the Company acquired its equity interest in Tatra, and further states management's belief that these changes in Tatra's capital and ownership structure removed doubts as to whether the Tatra Group would be able to continue as a going concern as stated in previous years' financial statements.

     2) In the Tatra Report, KPMG drew attention to Note I of Tatra's consolidated financial statements, which states that a qualified audit opinion has been issued on the financial statements of the following companies in the Tatra Group: Slevarna Tatra, a.s., Kovarna Tatra, a.s., Energetika Tatra, a.s., Narad'ovna Tatra, spol. sr.o., Doprava Tatra, spol.sr.o., and Tatratest, spol.sr.o. KPMG further noted in the Tatra Report that such qualifications had been taken into account during the preparation of Tatra's consolidated financial statements. Note I to Tatra's consolidated financial statements states that the qualified auditor's opinion issued with respect to the financial statements of the foregoing companies in the Tatra Group was issued with respect to the evaluation of their respective fixed assets. Note I further states that, due to such assets having been transferred within the Tatra Group in the past, the qualifications do not have any impact on the consolidated financial statement of Tatra, since the relevant transactions have already been reflected in prior accounting periods.

     Other than as specifically set forth in the foregoing paragraphs with respect to the Tatra Group, KPMG issued no reports with respect to the Company during KPMG's tenure as the Company's independent public accountants. Accordingly, there were no reports issued by KPMG with respect to the Company containing any adverse opinion or a disclaimer of opinion, nor were there any such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During KPMG's tenure as the Company's independent public accountants, there were no disagreements at any time between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statement of the Company.

     On  July  2, 2002, the Company appointed BDO CS s.r.o.,  the
Czech Republic affiliate of BDO International, to serve as the independent auditor for the Company and its subsidiary Tatra.

                            PART III

Item 9.   Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the Exchange
          Act


Name                               Age         Position
----                               ---         --------

Ronald A. Adams                    52          Chairman of the Board, Chief
                                               Executive Officer and Director

Milota K. Srkal                    57          President, Chief Operating
                                               Officer and Director

Thomas B. Walker                   61          Chief Financial Officer

Henry S. Green, Jr.                70          Secretary and Director

General Alexander M. Haig, Jr.     78          Director

Zachary K. Shipley                 50          Director

Henry Kiefer                       61          General Manager and Chief
                                               Operating Officer of Tatra

John Prikyl                        62          General Manager of Tatra
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

  Thomas B. Walker has been Chief Financial Officer, on a part time basis, of SDC since January 2003. Since 1994, Mr. Walker has been the owner and Principal of First Palm Beach Advisory Co., Inc., a Registered Investment Advisor and financial services consulting firm through which he has provided asset management and consulting services for domestic and foreign institutions and individuals. Since 1998, Mr. Walker, through assignments with Tatum CFO Partners, LLP, has provided services as Chief Financial Officer for various clients including Bank United of Coral Gables, Florida, Indian River National Bank of Vero Beach, Florida, MerchantOnline.com of Boca Raton, Florida and 186K.Net, Co. of Boca Raton, Florida. Prior to that, in 1998 Mr. Walker provided international bank consulting services in Kazakhstan for a US AID-sponsored technical banking mission. From 1996 to 1998, he served as Chief Financial Officer of Pointe Bank, a Florida bank. Other past positions include Chairman of the Advisory Board of Brown Brothers Harriman & Co. in Palm Beach, Florida;
Chairman, President and CEO of the First National Bank of Palm Beach, the private banking division of Southeast Banking

Corporation; CFO of the National Bank of Georgia in Atlanta; CFO of Central Bank of Denver in Denver, Colorado; and Treasurer of
Southeast Banking Corporation in Miami, Florida.

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

  Zachary K. Shipley has been a director since February 2003. Mr. Shipley was an officer and director of Oxbow Corporation since its founding in 1983 and its Vice President of Finance since 1986. Mr. Shipley received his A.B. degree cum laude from Harvard College in Cambridge, Massachusetts, in 1974 and his M.B.A. from Harvard Business School in 1980. Before joining Oxbow, Mr. Shipley was a consultant with Bain & Company in Boston, Massachusetts.

  Henry Kiefer joined SDC as General Manager and Chief Operating Officer of Tatra in January 2002. Prior thereto, Mr. Kiefer was employed for thirty-two years by PACCAR, a manufacturer of product lines such as Kenworth and Peterbilt. Mr. Kiefer began his career with the Kenworth division of PACCAR and served as Managing Director of PACCAR Australia, President and Managing
Director of PACCAR U.K., and as the General Manager of Kenworth Truck. He is a graduate of the University of Washington and the Stanford University Executive Program.

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

  For each of the fiscal years ended December 31, 2002 and 2001, each of Ronald A. Adams, Milota K. Srkal, Henry S. Green, Jr. and
General Alexander M. Haig, Jr. did not timely file a Form 5 as required by Section 16(a) of the Exchange Act.

  For   each  of  Messrs.  Adams,  Srkal  and  General  Haig  two
transactions were not timely reported, for each of Messrs. Green and Walker one transaction was not timely reported.

Item 10.   Executive Compensation

  The following table sets forth the total compensation paid or accrued for the years ended December 31, 2002, 2001, 2000 and 1999 for SDC's Chief Executive Officer during the year ended December 31, 2001 and 2002 and its most highly compensated executive officers, other than its Chief Executive Officer, whose salary and bonus for the fiscal years ended December 31, 2002, 2001, 2000 and 1999 were in excess of $100,000 each.

                                       Summary Compensation Table
                                       --------------------------

                                     Annual Compensation                Long Term Compensation
                          ------------------------------------------  -------------------------
                                                                               Awards
                          ---------------------------------------------------------------------
Name and                  Year    Salary     Bonus         Other      Restricted     Securities
Principal                           $          $          Annual         Stock       Underlying
Position                                               Compensation   Awards ($)      Options/
                                                          ($)(1)                      SARs(#)
-----------------------------------------------------------------------------------------------
Ronald A. Adams(1)        2002    300,000     --            --             --             --
                          2001    156,000   500,000         --             --        1,582,250
Chief Executive Officer   2000    156,000     --            --             --             --
                          1999    156,000     --            --             --             --
-----------------------------------------------------------------------------------------------

Milota K. Srkal(1)        2002    300,000     --            --             --             --
                          2001    156,000   500,000         --             --         1,582,250
Chief Operating Officer   2000    156,000     --          20,295           --             --
                          1999    156,000     --            --           326,000          --
-----------------------------------------------------------------------------------------------

(1) In each of the years ended December 31, 2002, 2001, 2000 and 1999, Messrs. Adams and Srkal received normal and reasonable automobile, medical insurance and business expense reimbursements or payments made on their behalf for business related expenses.

Option Grants for the Year Ended December 31, 2001 and 2002

     The following table sets forth grants of stock options during the year ended December 31, 2001 to anyone who served as Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer. There were no stock options granted in 2002.


                      Common Stock      % of Total                      Market Price
                       Underlying     Options Granted     Exercise      of Shares on   Expiration
Name                 Options Granted    to Employees   Price Per Share  Date of Grant    Date
----                 ---------------  ---------------  ---------------  ------------   ----------
Ronald  A. Adams        1,582,250           35%            $0.10            $0.84      12/28/2011
Milota  K. Srkal        1,582,250           35%            $0.10            $0.84      12/28/2011

Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

  The following table provides certain summary information concerning stock options held as of December 31, 2002 by SDC's Chief Executive Officer and its four most highly compensated executive officers, other than its Chief Executive Officer. No options were exercised during fiscal 2002 or 2001 by any of the officers.

                                                               Value of Unexercised
                       Number of Securities Underlying         In-The-Money Options
                           Unexercised Options #              at Fiscal Year-End($)(1)
                       -------------------------------      ----------------------------
Name                   Exercisable       Unexercisable      Exercisable    Unexercisable
----                   -----------       -------------      -----------    -------------

Ronald A. Adams         1,582,250               0           1,186,687.50         N/A
Milota K. Srkal         1,582,250               0           1,186,687.50         N/A

(1) Based upon the closing sale price on December 31, 2002 of $0.85 per share, as reported on the over-the-counter Bulletin
Board and the exercise price per option.

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

Employment Contracts and Directors Compensation

  In October 2001, SDC entered into employment agreements with Mr. Adams and Mr. Srkal, pursuant to which Mr. Adams serves as Chief Executive Officer of SDC and Mr. Srkal serves as President of SDC. The term of each employment agreement is for a period of three years and is automatically extended, on each anniversary of the effective date, for an additional one year term unless either party provides notice to the other party, during the 60-day period prior to the anniversary of the effective date of the applicable employment agreement, of its or his desire not to extend the agreement. Under these agreements, each of Mr. Adams and Mr. Srkal currently receives an annual base salary of $300,000 subject to adjustments for cost-of-living increases and other increases as determined by the board of directors. In addition, each of Mr. Adams and Mr. Srkal may be entitled to a bonus to be determined by the board of directors depending on the revenues and net profits of Tatra. On July 18, 2000, the board granted to each of Messrs. Adams and Srkal options (the number to be determined upon closing of the Tatra acquisition) to purchase shares of common stock of SDC. In connection with this grant, on December 28, 2001, upon completion of the Tatra acquisition, 1,582,250 options to purchase shares of common stock of SDC were issued to each of Messrs. Adams and Srkal. The options are exercisable at an exercise price of $0.10 per share, and may be exercised in whole or in part, at any time after the closing of the acquisition of Tatra, from time to time for a period of ten years.

  If either Mr. Adams or Mr. Srkal is terminated for any reason, he, his heirs or assigns shall be entitled to receive his normal compensation through the date of termination. If employment is terminated by reason of voluntary resignation, for cause, death or disability during the term of the agreement, SDC shall pay the executive all unpaid amounts of salary and bonus to which the executive is entitled prorata to the date of the executive's termination, and all unpaid amounts to which the executive is entitled under any compensatory or benefit plan or other fringe benefit. In addition, if employment is terminated by reason of voluntary resignation, for cause, death or disability during the term of the agreement, all unvested options granted expire as of the termination. If either Mr. Adams' or Mr. Srkal's employment is terminated for any reason other than a voluntary resignation, for cause, death or disability during the term of the agreement other than following a change of control, he will be entitled to receive a lump sum payment in an amount equal to the sum of (A) three times his annual salary plus (B) three times the amount of his bonus, if any for the previous year. In addition, all options that had not vested on or prior to the termination will accelerate and become immediately exercisable. If either Mr.
Adams' or Mr. Srkal's employment is terminated for any reason other than a voluntary resignation, for cause, death or disability during the term of the agreement following a change of control, he will be entitled to receive a lump sum payment in an amount equal to the sum of (A) three times his annual salary plus
(B) three times the greater of (i) the bonuses received by him during the twelve months immediately preceding the date of the termination and (ii) the average of the annual bonuses received by him during the two-year period preceding the date of the termination plus (C) an amount equal to the present value of any benefits that would have been payable to him had he continued as an employee of SDC for an additional two years. In addition, all options that had not vested on or prior to the termination will accelerate and become immediately exercisable.

  On January 23, 2003, SDC entered into an employment agreement with Thomas B. Walker pursuant to which Mr. Walker agreed to undertake the g eneral and active duties of Chief Financial Officer of SDC on a part time basis beginning February 1, 2003. The term of Mr. Walker's employment agreement is one year in exchange for a salary of $10,000 per month, of which a portion would be allocated to Tatum CFO Partners, LLP, a national partnership of CFOs of which Mr. Walker is an equity partner. Under the terms of the agreement, Mr. Walker will receive up to

240,000 options to purchase common stock of SDC upon the terms and conditions of a stock option agreement to be executed by the parties. Twenty thousand shares shall vest monthly, of which 10,000 options shall vest at an exercise price of $.75 per share and 10,000 shares shall vest at an exercise price of $1.00 per share, for the term of this agreement. Tatum CFO Partners will receive 25% of the shares awarded to Mr. Walker under this agreement.

  Directors who are not employees of SDC receive a director's fee of $5,000 for each quarterly board meeting, committee meeting or special meetings attended in person and reimbursement of expenses incurred to attend these meetings. Directors do not receive compensation for telephonic meetings.

Item 11. Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

  The following table contains information as of April 15, 2003, as to the number of shares of common stock which is beneficially owned by (i) each of the persons listed on the Summary Compensation Table appearing earlier in this report or each entity known by SDC to own beneficially more than 5% of SDC's
Common  Stock,  (ii) each person who is a Director  of  SDC,  and
(iii) all persons as a group who are Directors and Officers of SDC, and as to the percentage of the outstanding shares held by said individuals or entities. There is only one issued class of security of SDC, Common Stock, as of May 27, 2003.


Title of Class:  Common Shares


                     Ownership of Common Stock
                     -------------------------

Name and Address of                Number of Shares       Percentage of
Beneficial Owner (1)                  Owned (2)        Outstanding Shares(2)
----------------------------------------------------------------------------

Ronald A. Adams (3)
231 Bradley Place
Palm Beach, FL 33480                  2,314,550                9.74%

Milota K. Srkal (4)
231 Bradley Place
Palm Beach, FL 33480                  2,284,250                9.61%

Henry S. Green, Jr. (5)
c/o The Entrepreneur's Source
3300 Joyce Drive, Suite C
Ft. Worth, TX 76116                     304,284                1.37%

Alexander M. Haig, Jr. (6)
1155 15th Street, N. W.,
Suite 800
Washington, DC 20005                    505,000                2.24%

Thomas B. Walker (7)
231 Bradley Place
Palm Beach, FL 33480                     61,000                 *

Somerset Capital Partners, L.P.(8)
10 East 40th Street,
Suite 4101
New York, NY  10016                   1,510,450                6.81%

Venus Projects Ltd. (9)
36 Paradise Road
Richmond, Surrey TW9 1SE
United Kingdom                        1,407,571                6.34%

Sam Eyde (10)
28 Byron Circle
Lansing, MI  48913                    2,350,000               10.16%

Terex Corporation
c/o Eric I. Cohen
Senior Vice President
500 Post Road East,
Suite 320
Westport, CT 06880                    1,306,837                5.89%

All Officers and Directors
as a Group
(includes 6 persons) (11)             5,469,084               19.27%
------------------------------

* Less than 1%.

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

(2)  Includes  shares issuable pursuant to currently  exercisable
     options.   The   percentage   calculations   are  based   on
     22,187,987 shares of common stock outstanding as of May 27, 2003.

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

(5) Includes 202,684 shares issued in 1994 to Double Seal Ring Company, Inc., which is controlled by Mr. Green's family; 100,000 shares issuable pursuant to currently exercisable options; and 1,600 shares purchased in the open market.

(6)  Includes 5,000 shares purchased on October 3, 2001;  100,000 shares issued on May 19, 1999; and 400,000 shares issuable pursuant to currently exercisable options.

(7)  Includes   60,000  shares  issuable  pursuant  to  currently
     exercisable options; and 1,000 shares purchased in the open market.

(8) The shares reported herein were originally reported as beneficially owned by Schaenen Capital Management, LLC, an affiliate of Emanon Partners. As of December 31, 2002, Schaenen Capital Management, LLC merged into Somerset Capital Advisers, LLC. Voting and dispositive power over these shares is shared with Somerset Capital Partners, L.P. and Somerset Capital Management, LLC, and with Michael Schaenen, Louis G. Markatos and F. Tracy Lavery, each of whom are managing members of Somerset Capital Advisers, LLC. Pursuant to certain loan agreements with the Company, from January 2000 t o date, a monthly issuance of 15,000 shares has been made to Somerset Capital Advisers, LLC. This monthly issuance remains in effect to date and will remain in effect until such time as a registration statement covering all of these shares is filed. See the section entitled "Certain Relationships and Related Transactions."

(9)  The principal of Venus Projects Ltd. is Mr. Ravi Rishi.

(10) Includes 950,000 shares issuable pursuant to currently exercisable warrants that are held by Mr. Eyde or affiliates of Mr. Eyde.

(11) Includes Messrs. Adams, Srkal, Green, Haig, Walker and Shipley, comprising all of the current directors and officers of SDC. The number of shares owned and the percentage of outstanding shares in columns two and three, respectively, consist of the interests of Messrs. Adams, Srkal, Green, Haig and Walker as a group. At the time of this filing, Mr. Shipley does not have own any shares or have any other beneficial interests in SDC.

Item 12. Certain Relationships and Related Transactions

  SDC  and  General  Haig  are parties  to  a  Strategic  Advisor
Agreement pursuant to which General Haig provides advisory services to SDC. In September, 2001, General Haig was paid $85,000 by SDC for services previously rendered by him. In addition, in September 2001, SDC and General Haig renewed the
Strategic Advisor Agreement. In consideration for renewing the agreement, on September 9, 2001, General Haig was issued fully vested stock options to purchase 300,000 shares of common stock of SDC at an exercise price of $0.40 per share and 100,000 options to purchase common stock at a price of $0.40 per share which vested upon General Haig becoming a director of SDC in January 2002. In addition, pursuant to the terms of the Strategic Advisor Agreement, General Haig will be entitled to receive between one and two percent of the total gross contract amount of any contract entered into by SDC or any of its subsidiaries which was obtained through the efforts of General Haig.

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

  During 1999 and 2000, SDC issued to Sam Eyde three promissory notes totaling $550,000, initially due within 180 days, all in 2000. These notes bear interest at 14% per year and were originally due within 180 days. The first extended maturity date of these notes was August 9, 2000, and they were subsequently extended to July 30, 2002. At December 31, 2001, the notes plus accrued interest of $159,000 were outstanding. During 2000, SDC issued to Mr. Eyde 32,500 shares of common stock valued at $24,375, the quoted market price, to extend the due date of the notes. During 2002, in consideration for extending the due date of the notes to June 30, 2003, SDC issued to Mr. Eyde 100,000 warrants to purchase shares of common stock of SDC at an exercise price of $.75 per share. The warrants are exercisable from the date of issue through December 31, 2003.

  On June 28, 2001, SDC issued to Ron Adams a promissory note totaling $500,000, bearing interest at 14% per year. This note was payable on September 30, 2001. As of December 31, 2001, the remaining outstanding balance of the note and accrued interest totaled $148,000. In connection with this note, Mr. Adams borrowed approximately $500,000 from Joseph Neumann, a stockholder of SDC, bearing interest at 14% per year and payable on September 30, 2001. This note was secured by 1,000,000 shares of common stock of SDC and a personal guaranty from Mr. Adams. Upon repayment of the balance of the note, 750,000 shares of common stock will be returned to SDC and the stockholder will hold the remaining 250,000 shares. In addition, in connection with the extension of the maturity date of this note, SDC agreed to issue to the stockholder an additional 250,000 common shares. The borrowings related to these loans were fully paid in January 2002.

  In June 1998, SDC entered into an agreement for an unsecured $500,000 line of credit with an affiliate of Emanon Partners. The line of credit had an interest rate of 14% per year and was payable on December 31, 1999. Upon default, and as agreed to in the note issued under the line of credit, on March 2, 2000, the noteholder converted the note, totaling $500,000 plus accrued interest of $114,000 at a rate of $1.00 per share into 614,110 shares of common stock. Under the terms of an agreement to extend the maturity date to December 31, 1999 and in consideration for such extension, 216,000 shares of common stock, were issued to the noteholder during 2000. In addition, during 2000, Emanon also converted a note originally entered into in June 1998 with an outstanding principal balance of $100,000 plus accrued interest of $25,660 into 125,660 shares of common stock valued at $125,660, which was the quoted market price. In connection with these borrowings, SDC committed to issuing to Emanon or its affiliate Schaenen Capital Management, LLC, 15,000 shares per month until such time as a registration statement covering all of these shares has been filed. No registration statement has been filed to date and this obligation is ongoing. As a result of this commitment, SDC issued 180,000 shares to Emanon or an affiliate of Emanon in each of 2000 and 2001, valued at $202,445 and $130,002, respectively.

      In connection with the acquisition of Tatra, SDC received financing from a strategic shareholder, Terex Corporation, in the amount of approximately $10.9 million. As part of Terex's financing, we issued to Terex three 9% convertible notes in the aggregate principal amount of $12.9 million. Messrs. Adams and Srkal personally guaranteed these notes at the time of their issuance. These guarantees were subsequently released after the shares of SDC were issued to Terex. Of the notes aggregate principal amount of $10.9 million, $4.8 million became due and payable on March 1, 2002. As had been previously agreed, upon the fulfillment of certain conditions, including completion of the Tatra acquisition, in early 2002 we sold to Terex 40.61% of Tatra's issued and outstanding capital stock in return for cancellation of the $4.8 million note. Each of the second note in the aggregate principal amount of $6.1 million and the third note in the aggregate principal amount of $2 million (which was advanced in 2002), are due and payable on December 31, 2004. Upon the sale of Tatra shares to Terex, Terex held the right to convert up to $4 million of its notes at any time after December 31, 2002 into shares of our common stock equal to 12% of our outstanding common stock on a fully diluted basis. This right was extinguished by mutual agreement in December 2002. As a result of these transactions, we retain a controlling interest in 51% of Tatra's shares, Terex acquired a 40.61% interest in Tatra's shares and the 8.39% remaining shares of Tatra are publicly-held. The publicly-held shares were initially sold through a government coupon privatization of Tatra shares in April 1992.

  Terex  also  assisted  us  with the  establishment  of  working capital credit facilities for Tatra by loaning $5 million to Tatra in 2002 as part of the share purchase agreement between SDC and Terex. In consideration for Terex's role as our strategic advisor and for certain marketing and technology consulting that may be rendered by Terex to us, we issued to Terex 1,256,837 of our common shares, representing approximately 5% of our issued and outstanding common shares. Of these, 1,147,385 shares were issued on December 21, 2001 at the then market price of $0.75 per share and 109,452 shares were issued on December 28, 2001 at the then market price of $0.90 per share. Terex's obligation to provide marketing and technology consulting services is a contractual obligation under the securities purchase agreement between SDC and Terex. The specific types of marketing and technology consulting services referred to in the agreement have not been defined.

     Under a new management consulting agreement among SDC, Tatra and Terex which was entered into on December 31, 2002, Terex personnel will assist in the management of the day-to-day operations of Tatra. The objective of this agreement is to improve Tatra's operations and financial flexibility by reorganizing and consolidating manufacturing facilities, outsourcing some of Tatra parts and components and reducing overhead. The Terex team will be led by Fil Filipov, President of Terex Crane, who has extensive operating experience in the industry.

     In 2002, SDC issued two promissory notes to Venus Projects Ltd. in the aggregate principal amount of $590,000, each bearing interest at 9% per year. The first note, which was issued on June 27, 2002 in the aggregate principal amount of $390,000, was originally due and payable on June 27, 2003 and its maturity date was subsequently extended to October 1, 2004. The second note, which was issued on September 4, 2002 in the aggregate principal amount of $200,000, was originally due and payable on December 31, 2002, and its maturity date was extended to March 31, 2003 and subsequently to October 1, 2004.

Item 13. Exhibits, Material Agreements and Reports on Form 8-K

       (a) The following exhibits are filed as part of this registration statement:

Exhibit No.   Description                                     Location
-----------   -----------                                     --------
    3.1       Amended and Restated Certificate of             Incorporated by reference to
              Incorporation of SDC                            exhibit to SDC's Form S-8 dated
                                                              December 28, 2000 (No. 333-52882)

    3.2       By-laws of SDC                                  Incorporated by reference to
                                                              exhibit to SDC's Form 10-SB dated
                                                              January 8, 1996

   10.1       Shareholder Agreement by, between and           Incorporated by reference to
              among SKODA Diesel, a.s., Worth Capital         exhibit to SDC's Form 10-SB dated
              Group, Inc. and Double Seal Ring Company,       January 8, 1996
              Inc. dated as of April 21, 1994


   10.2       Exclusive Agency Agreement by and between       Incorporated by reference to
              SKODA Diesel, a.s. and SDC dated as of          exhibit to SDC's Form 10-SB dated
              April 21, 1994                                  January 8, 1996

   10.3       Bill of Sale and Transfer by and between        Incorporated by reference to
              SKODA Diesel, a.s. and SDC dated as of          exhibit to SDC's Form 10-SB dated
              November 29, 1994                               January 8, 1996

   10.4       Expert's Opinion on the technical state         Incorporated by reference to
              and the evaluation of the production            exhibit to SDC's Form 10-SB dated
              equipment for SDC dated April 1995              January 8, 1996

   10.5       Agreement to Merge Golden Grove Business,       Incorporated by reference to
              Inc. into SDC dated as of January 31, 1997      exhibit to SDC's Form 10-KSB for
                                                              the year ended August 31, 1997

   10.6       Exclusive Agency Agreement by and between       Incorporated by reference to
              Metall Kraft and SDC dated as of August 21,     exhibit to SDC's Form 10-KSB for
              1997                                            the year ended August 31, 1997

   10.7       Purchase and Sale Agreement by and between      Incorporated by reference to
              SDC and Motokov International, Joint Stock      exhibit to SDC's Form 10-KSB for
              Company dated as of November 18, 1997           the year ended August 31, 1997

   10.8       Executive Employment Agreement between SDC      *
              and Ronald A. Adams dated as of October
              1, 2001

   10.9       Executive Employment Agreement between SDC      *
              and Milota K. Srkal dated as of October 1,
              2001

   10.10      Strategic Advisor Agreement between SDC         Filed herewith
              and General Alexander M. Haig, Jr. dated
              May 14, 1999

   10.11      Letter Agreement between SDC and General        Filed herewith
              Alexander M. Haig, Jr. dated September 9,
              2001

   10.12      Joint Venture Agreement between Tatra a.s.      Filed herewith
              and Venus Udyog (India) Limited dated April
              4, 1997

   10.13      Form of Letter of Subordination from SDC to     Filed herewith
              ABN AMRO Bank N.V. dated February 2003


   10.14      Management Consulting Agreement between         Filed herewith
              Tatra, a.s. and Terex Corporation dated
              December 31, 2002

   10.15      Stock Purchase Agreement between SDC, SDC       Filed herewith
              Prague s.r.o. and Terex Corporation dated
              December 27, 2001

   10.16      Loan Agreement between SDC and Terex            Filed herewith
              Corporation dated December 27, 2001

   10.17      Modification and Amendment No. 1 to Loan        Filed herewith
              Agreement between Terex Corporation, Tatra
              a.s., SDC, and SDC Prague s.r.o. dated
              February 20, 2002

   16.1       Letter from KPMG Ceska republika, s.r.o.        Incorporated by reference to
              to the Securities and Exchange Commission       exhibit to SDC's Form 8-K/A filed
              dated May 17, 2002                              on May 21, 2002

   21.1       Subsidiaries of the registrant                  Filed herewith

   99.1       Certification of CEO pursuant to Section        Filed herewith
              906 of the Sarbanes-Oxley Act of 2002

   99.2       Certification of CFO pursuant to Section        Filed herewith
              906 of the Sarbanes-Oxley Act of 2002

*  Previously filed.

    (b)  Reports of Form 8-K

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

B. On January 22, 2002, SDC filed a Form 8-K d isclosing that the Board of Directors determined to replace Richard A. Eisner & Company, LLP, SDC's independent public accountants for the fiscal year ending December 31, 2000, with KPMG Ceska republika, s.r.o., as SDC's independent public accountants for its fiscal year ending December 31, 2001.

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

                             SDC International, Inc.
                                 and Subsidiaries





















===========================================================================

                                       Consolidated Financial Statements
as of December 31, 2001 and for the years ended December 31, 2001 and 2000

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                                                   Contents

===========================================================================



Independent auditors' reports                                    F-3 - F-4

Consolidated financial statements:
   Balance sheet                                                    F-5
   Statement of operations                                          F-6
   Statement of stockholders' deficit                               F-7
   Statement of cash flows                                          F-8
   Notes to consolidated financial statements                    F-9 - F-41

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



   /s/ BDO CS s.r.o.


November 8, 2002

BDO CS s.r.o.
Prague, Czech Republic

Independent Auditors' Report

The Board of Directors and Stockholders
SDC International, Inc.
Palm Beach, Florida

We have audited the consolidated statements of operations, stockholders' deficit and cash flows of SDC International, Inc. for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements of SDC
International, Inc. referred to above, present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/  Eisner LLP (formerly
     Richard A. Eisner & Company, LLP)

New York, New York
February 7, 2001

                                                      SDC International, Inc.
                                                             and Subsidiaries

                                                   Consolidated Balance Sheet
                                                 (In thousands of US dollars)

=============================================================================

December 31, 2001
-----------------------------------------------------------------------------
Assets
Current:
  Cash and cash equivalents                                     $   3,661
  Trade accounts receivable, net of allowance for
    doubtful accounts of $6,553                                    20,181
  Inventories (Note 3)                                             38,774
  Amounts due from affiliated companies (Note 7(a))                 4,094
  Other current assets                                              5,415
-----------------------------------------------------------------------------
    Total current assets                                           72,125

Property, plant and equipment, net (Note 4)                        24,483
Investments in affiliated companies                                 1,035
Other assets                                                        2,167
-----------------------------------------------------------------------------
                                                                $  99,810
=============================================================================
Liabilities and Stockholders' Deficit
Current liabilities:
  Notes payable to banks (Note 6)                               $  15,274
  Current installments of obligations under capital leases
   (Note 5)                                                           351
  Due to related parties (Note 7(b))                                5,702
  Trade accounts payable                                           32,373
  Accrued expenses                                                 16,900
  Current portion of contractual obligation (Note 11)               9,089
  Amounts due to affiliated companies (Note 7(a))                     740
-----------------------------------------------------------------------------
     Total current liabilities                                     80,429

Due to related parties, net of current portion (Note 7(b))          6,070
Contractual obligation, net of current portion (Note 11)            7,803
Other liabilities                                                   2,375
Obligations under capital leases, net of current
 installments (Note 5)                                                365
-----------------------------------------------------------------------------
    Total liabilities                                              97,042
-----------------------------------------------------------------------------

Commitments and contingencies (Note 11)
Minority interest                                                   5,526
-----------------------------------------------------------------------------
Stockholders' deficit:
  Preferred stock, $.001 par value, 25,000,000 shares
   authorized, none issued or outstanding (Note 8)                      -
  Common stock, $.001 par value, 25,000,000 shares authorized,
   17,719,885 shares issued and outstanding (Note 8)                   18
  Additional paid-in capital (Note 8)                              25,612
  Common stock to be issued (Note 8)                                  369
  Escrow stock (Note 7)                                              (510)
  Accumulated deficit                                             (28,147)
  Note receivable from stockholders (Note 9)                         (100)
-----------------------------------------------------------------------------
     Total stockholders' deficit                                   (2,758)
-----------------------------------------------------------------------------
                                                                $  99,810
=============================================================================


                 See accompanying notes to consolidated financial statements.

                                                      SDC International, Inc.
                                                             and Subsidiaries


                                         Consolidated Statement of Operations
                (in thousands of US dollars, except share and per share data)
=============================================================================


Year ended December 31,                                   2001      2000
-----------------------------------------------------------------------------

Revenues                                               $     -     $      70
Cost of revenues                                             -            79
-----------------------------------------------------------------------------
Gross loss                                                   -            (9)
Selling, general and administrative expenses,
 including $5,748 and $235 paid by issuance of
 stock, respectively                                     9,049         1,338
-----------------------------------------------------------------------------
     Loss from operations before interest expense       (9,049)       (1,347)

Interest expense, net of interest income of $5 and
 $2,including $756 and $283 paid by issuance of
 stock and amortization of debt discount of $-0-
 and $103, respectively                                    863           480
-----------------------------------------------------------------------------
     Loss from continuing operations                    (9,912)       (1,827)
Discontinued operations (Note 12):
  Loss on sale (2001) and operations (2000) of
  discontinued subsidiary                                  (52)          (25)
-----------------------------------------------------------------------------
Net loss                                             $  (9,964)    $  (1,852)
=============================================================================

Per share - basic and diluted:
  Loss from continuing operations                    $    (.73)    $    (.19)
=============================================================================
Weighted average shares outstanding                  13,586,000     9,605,000
=============================================================================

                 See accompanying notes to consolidated financial statements.

                                                      SDC International, Inc.
                                                             and Subsidiaries


                              Consolidated Statement of Stockholders' Deficit
                (in thousands of US dollars, except share and per share data)
                                                                     (Note 8)
=============================================================================

Years ended December 31, 2001 and 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Accumulated
                                                                                                   foreign       Note
                                    Common Stock,   Additional    Common                          currency    receivable
                                      par value       paid-in    stock to   Escrow  Accumulated  translation    from
                                 Shares     Amount    capital    be issued  stock   deficit      adjustment  stockholders   Total
-----------------------------------------------------------------------------------------------------------------------------------

Balance, January 1, 2000          7,745,004 $    8  $ 14,505    $   918     $    -  $  (16,331)  $     24    $     -      $   (876)
Issuance of common stock in                                                                                               --------
 connection with loan agreements    250,000      -       283          -          -           -          -          -           283
Issuance of common stock to
 consultants and employees
 for services                       195,000      -       235          -          -           -          -          -           235
Issuance of common stock in
 repayment of short-term
 loans and accrued interest         938,054      1       850          -          -           -          -          -           851
Issuance of common stock
 payable                            457,000      -       918       (918)         -           -          -          -             -
Sale of common stock              1,396,645      2       828          -          -           -          -          -           830
Return of shares by officers
 of the Company                    (100,000)     -         -          -          -           -          -          -             -
Comprehensive loss:
Foreign currency translation
 adjustment                               -      -         -          -          -           -        (24)         -           (24)
Net loss for the year                     -      -         -          -          -      (1,852)         -          -        (1,852)
                                                                                                                          ---------
Total comprehensive loss                                                                                           -        (1,876)
                                                                                                                          ---------
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2000       10,881,703     11    17,619          -          -     (18,183)         -          -          (553)
Issuance of common stock in
 connection with loan agreements    690,000      1       530          -          -           -          -          -           531
Common stock to be issued in
 connection with loan agreements
 (250,000 shares)                         -      -         -        225          -           -          -          -           225
Issuance of common stock to
 consultants and employees for
 services                         2,448,182      3     1,736          -          -           -          -          -         1,739
Common stock to be issued to
 consultants and employees for
 services (159,452 shares)                -      -         -        144          -           -          -          -           144
Issuance of options and warrants
 to purchase common stock to
 consultants and employees for
 services                                 -      -     3,865          -          -           -          -          -         3,865
Issuance of options to purchase
 common stock to consultant in
 cancellation of common stock      (175,000)     -         -          -          -           -          -          -             -
Issuance of common stock as
 collateral for loan and held
 in escrow                          750,000      -       510          -       (510)          -          -          -             -
Sale of common stock              1,725,000      2       703          -          -           -          -          -           705
Issuance of common stock upon
 exercise of options              1,400,000      1       649          -          -           -          -          -           650
Net loss for the year                     -      -         -          -          -      (9,964)         -          -        (9,964)
Due from stockholders                     -      -         -          -          -           -          -       (100)         (100)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001       17,719,885 $   18  $ 25,612    $   369     $ (510) $  (28,147)  $      -    $  (100)     $ (2,758)
===================================================================================================================================


                 See accompanying notes to consolidated financial statements.

                                                      SDC International, Inc.
                                                             and Subsidiaries

                                         Consolidated Statement of Cash Flows
                                                 (in thousands of US dollars)
=============================================================================

Year ended December 31,                                          2001       2000
----------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                     $(9,964)   $(1,852)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                  1          2
      Amortization of debt discount and interest
        expense paid in stock                                      756        386
      Expenses paid by issuance of stock and options             5,748        235
      Loss on sale of discontinued subsidiary                       52         25
      Loss on impairment of fixed assets                             2          -
      Change in assets and liabilities, net of
        acquisition of
       TATRA:
         Inventory                                                  11         63
         Prepaid expenses and other current assets                   -         15
         Accrued interest receivable                                (2)         -
         Accounts payable and accrued expenses                   3,994       (179)
         Accrued interest payable                                  112         96
----------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities       710     (1,209)
----------------------------------------------------------------------------------
Cash flows from investing activities:
  TATRA acquisition costs                                      (13,005)         -
  Cash acquired from acquisition of TATRA                        3,634          -
  Loans to stockholders                                           (100)         -
  Decrease in restricted cash                                        -         81
----------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities    (9,471)        81
----------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from notes payable                                   10,904          -
  Proceeds of loans from related parties                           500        200
  Repayment of loans from related parties                         (393)       (17)
  Proceeds from exercise of options                                650          -
  Proceeds from sale of stock, net                                 705        830
----------------------------------------------------------------------------------
         Net cash provided by financing activities              12,366      1,013
----------------------------------------------------------------------------------
Net increase (decrease) in cash                                  3,605       (115)
Cash, beginning of year                                             56        171
----------------------------------------------------------------------------------
Cash, end of year                                              $ 3,661    $    56
==================================================================================
Supplemental disclosures of noncash investing
  and financing activities:
    Issuance of common stock in payment of stockholder
      loans and accrued interest                               $     -    $   851
    Common stock issued or issuable in connection with
      extension of or entering into stockholder loans                -        283
==================================================================================

                 See accompanying notes to consolidated financial statements.

                                                   SDC International, Inc.
                                                          and Subsidiaries

                                Notes to Consolidated Financial Statements
             (in thousands of US dollars, except share and per share data)
--------------------------------------------------------------------------


1.  Summary of     (a)   Description of Business
    Significant
    Accounting           Through December 2000, SDC
    Policies             International, Inc. (the "Company"),
                         marketed, sold, and financed a full
                         complement of Eastern and Central
                         European industrial products such as
                         diesel generators, co-generation
                         equipment, electric metering systems, on and off-road heavy vehicles and airfreight containers. At the end of 2001, as discussed in Note 2, the Company acquired TATRA, a.s. ("TATRA"), a joint stock company located in Koprivnice, Czech Republic. The Company is a manufacturer of on-and off-road heavy-duty vehicles for commercial and military applications. The Company also manufactures parts for heavy-duty machinery and vehicles.

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


                   (c)   Net Loss Per Share

                         In calculating basic and diluted net loss per share, the Company uses the weighted average number of common shares outstanding plus common shares issuable from the date of commitment. Shares held as in escrow as collateral for loans have not been included in the computation of weighted average shares outstanding. For the years ended December 31, 2001 and 2000, shares issuable upon exercise of outstanding options and warrants were 6,268,069 and 50,000, respectively. These options and warrants have not been included in the computation of diluted net loss per share as their effect is antidilutive.

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                         Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized utilizing the straight-line method over the estimated useful lives of the assets. Land is not depreciated. Expected useful lives of major classes of depreciable assets are as follows:

                         --------------------------------------------------
                         Buildings                              30-50 years
                         Machinery and equipment                 4-15 years
                         Motor vehicles                          4-15 years
                         Other assets                               4 years
                         --------------------------------------------------

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


                         TATRA sells heavy duty vehicles, parts for heavy-duty vehicles, automobiles, machinery, heat and hot water, and operates a hotel. Products revenue is recognized after the following events: the receipt of a non-cancelable purchase order or signing of a binding contract; shipment of the product and acceptance by the customer; transfer of title and risk of loss; the sales price is fixed or determinable, and collection of sales price is reasonably assured.

                         Occasionally, the Company enters into long-term contracts with multiple element deliverables. In accordance with provisions of Statement of Position 81-1, the Company follows the units-of-delivery method of accounting for these contracts. This method recognizes, as revenue, the contract price of the units delivered during the period and, as the cost of earned revenue, the costs allocable to the delivered units.

                         Revenue from heat and hot water is recognized when delivered. Revenue generated from providing hotel services is recognized when services are provided.

                   (k)   Research and Development and Advertising

                         Research and development and advertising costs are expensed as incurred.

                   (l)   Comprehensive Income

                         The Company reports comprehensive income or loss in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS
                         No. 130 establishes standards for reporting comprehensive income and loss and its components in financial statements. For the Company, the primary differences between reported net income and comprehensive income relates to foreign currency translation adjustments. Tax effects of comprehensive income or losstranslation adjustments are not considered material for any periods presented.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                   (n)   Long-Lived Assets

                         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long Lived Assets and of Long-
                         Lived Assets to be Disposed Of", long-lived assets, such as equipment and improvements, are evaluated to determine whether there are any impairment losses. If indicators of impairment were present, and the estimated undiscounted future cash flows were not expected to be sufficient to recover the asset's carrying amount, an impairment loss would be charged to expense in the period identified. No impairment losses have been necessary through December 31, 2001.

                   (o)   Recent Accounting Pronouncements

                         In July 2001, the Financial Accounting
                         Standards Board ("FASB") issued SFAS
                         No. 141, "Business Combinations", and SFAS
                         No. 142, "Goodwill and Other Intangible
                         Assets."

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


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

                         In July 2001, the FASB issued SFAS No. 143,
                         "Accounting for Asset Retirement Obligations." SFAS No. 143 requires liability recognition for obligations associated with the retirement of tangible long lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of SFAS No. 143 beginning with its fiscal year that starts
                         January 1, 2003. The Company does not expect that adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------
                                                 SDC International, Inc.
                                                     and Subsidiaries


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

                   The Company financed its acquisition with three 9% notes totaling $12.9 million from Terex Corporation ("Strategic Partner"). The three notes were for; (i) $4.8 million, due March 1, 2002,
                   (ii)  $6.1 million, convertible, see below, due
                   December 31, 2004 and (iii) $2 million, convertible, see below, (advanced in 2002) due December 31, 2004.
                   The three notes are secured by; (i) a personal guarantee from the Company's Chairman and from its President, (ii) the Company's interest in TATRA, and (iii) 100% of the stock in SDC Prague.
                   In connection therewith, upon the completion of certain conditions, the Company was committed to selling to the Strategic Partner 40.61% of TATRA in return for cancellation of the $4.8 million note and the cancellation of the personal guarantee provision
                   (i) above. Such sale was made in early 2002. As a result of the sale, a loss was recognized to the extent that 40.61% of TATRA's net assets exceeded the purchase price of $4.8 million. Only 51% of TATRA's net income will be included in the 2002 results of operations. Up to $4 million of the outstanding balance of the remaining second and third notes are convertible, at any time after December 31, 2002, into shares of common stock equal to 12% of the outstanding common stock of the Company, on a fully diluted basis, as defined.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                   The Company follows SFAS No. 141, "Business
                   Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets", in accounting for the excess of fair value of assets acquired over the price paid (negative goodwill). Due to the immateriality of equity investments and other assets, negative goodwill has been allocated as a reduction of fixed assets of approximately $44,000.

                   The preliminary allocation of the purchase price of the assets acquired and liabilities assumed based on the fair value of TATRA was as follows:
                   --------------------------------------------------------
                   Cash acquired                                 $   3,634
                   Trade accounts receivable                        20,181
                   Inventories                                      38,774
                   Other current assets                              9,509
                   Property, plant and equipment, after
                    allocation of negative goodwill                 24,483
                   Other assets                                      3,200
                   Notes payable to banks                          (15,274)
                   Trade accounts payable                          (24,243)
                   Accrued expenses                                (10,749)
                   Contractual obligation - current                 (9,089)
                   Other current liabilities                       (11,352)
                   Minority interest                                (5,526)
                   Contractual obligation - noncurrent              (7,803)
                   Other liabilities                                (2,740)
                   -------------------------------------------------------
                                                                  $ 13,005
                   =======================================================

                   Costs related to the acquisition, consisting primarily of professional fees, totaled approximately $2,101. These costs have been included in the calculation of total purchase price and have been reflected in the allocation among the assets acquired and liabilities assumed.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                   The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of 91.61% of TATRA occurred on January 1, 2000.

                   December 31,                    2001          2000
                   --------------------------------------------------------
                   Revenue                       $152,130      $147,504
                   Net income (loss)               (1,837)        5,709
                   Net income (loss) per common
                     share - basic and diluted       (.14)          .59
                   ========================================================

3. Inventories     At December 31, 2001 inventories consisted of the
                   following:

                   --------------------------------------------------------
                   Raw materials                               $ 17,472
                   Work-in-progress                              11,409
                   Finished goods                                 9,855
                   Merchandise                                       38
                   --------------------------------------------------------
                    Inventories                                $ 38,774
                   ========================================================


4. Property,       At December 31, 2001, property, plant and equipment
   Plant and       consisted of the following:
   Equipment
                   --------------------------------------------------------
                   Land                                        $     996
                   Buildings                                      13,900
                   Machinery and equipment                         7,524
                   Motor vehicles                                    114
                   Other assets                                      807
                   Construction-in-progress                        1,142
                   --------------------------------------------------------
                                                                  24,483
                   Accumulated depreciation and amortization
                   --------------------------------------------------------
                   Property, plant and equipment, net          $  24,483
                   ========================================================

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


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

                   Rental expense for operating leases,
                   including office space (see Note 11(a)), was $37 and $45 for the years ended December 31, 2001 and 2000, respectively. The Company also has several noncancelable operating leases, primarily for equipment in the Czech Republic.

                   Future minimum lease payments under
                   noncancelable operating leases and future minimum capital lease payments as of December 31, 2001 are:

                                                   Capital
                   Year ending December 31,        leases    Operating leases
                   ----------------------------------------------------------
                   2002                            $   392     $    838
                   2003                                232          739
                   2004                                 78          725
                   2005                                 46          684
                   2006                                 21          684
                   Later years, through 2009            56            -
                   -----------------------------  ----------  -----------
                   Total minimum lease payments        825      $ 3,670
                                                              ===========
                   Less amount representing
                   interest                           (109)
                                                  ----------
                   Present value of net minimum
                    capital lease payments             716
                   Less current installments of
                    obligations under capital
                    leases                            (351)
                                                  ----------
                   Obligations under capital
                    leases, excluding current
                    installments                   $   365
                   ==========================================================

                                                                        F-21

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


6.  Notes Payable        The Company has two revolving loans from a
    to Banks             government-owned bank. Both loans bear interest
                         at the Prague Interbank Offered Rate ("PRIBOR") plus 2.7%. At December 31, 2001, PRIBOR was at
                         4.69%. All loans may become due and payable immediately at the option of the lender upon the occurrence of the following events.

                         The Company fails to make their scheduled payment on the due date or three days after the due date; the Company becomes insolvent or a bankruptcy, liquidation or similar proceeding is commenced; substantial change in the legal standing of the Company, including break-up or substantial asset divestiture or substantial change in ownership (at least 40%) of the Company; the Company defaults in performance of any other agreement between the Company and the bank or a third party in an amount in excess of CZK 5,000,000 (approximately US $138); if there is a material adverse change in the assets, operating or financial conditions of the client which, in the opinion of the bank, may affect the ability of the Company to fulfill its obligation to the bank, and if the Company's guarantee has a decrease in value or expires, the Company has 10 calendar days to replace the guarantee after which the loan is payable immediately plus a penalty of CZK 2,000,000 (approximately US $55).

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


7.  Related Party  (a) Due From/To Related Parties
    Transactions
                       Transactions with related parties consist primarily of sales and purchase transactions with unconsolidated affiliates. As of December 31, 2001, the amounts due from and to these affiliates were $4,094 and $740.

                   (b) Loans from Stockholders

                       (i) At December 31, 2001, the Company had three
                           promissory notes with stated interest rates of 14% per annum outstanding, totaling $550 plus accrued interest of $159, with a certain stockholder. These notes were entered into during 1999 and 2000 and were originally due within 180 days, all in 2000. In connection with these promissory notes, during 1999, the Company committed to issue 80,000 shares
                           (issued during 2000) valued at the commitment date at $150, which were recorded as debt discount. The remaining balance of the debt discount of $103 was amortized to interest expense during 2000. In connection with extending the maturity date of these notes, during 2000, the Company issued 32,500 common shares valued at $24 (quoted market value).
                           This amount was recorded as a debt discount and amortized to interest expense over the extended maturity of the notes. These notes bear interest at 14% per annum and are payable on July 30, 2002. In 2002, in connection with a further extension of the maturity of the notes, the Company issued warrants to this stockholder to purchase 100,000 common shares of the Company at an exercise price of $.75 per share, deemed fair market value, exercisable from issue date through December 31, 2003.
                           The warrants will be recorded at fair market value, as determined utilizing the
                           Black-Scholes option - pricing model, as a debt discount and amortized from the date of entering into the agreement through the extended maturity date of the notes.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                     (ii) On June 28, 2001, in connection with the Company's bid deposit for the TATRA acquisition, the Company signed a promissory note totaling $500 with its Chairman with a stated interest rate of 14% per annum and maturing on September 30, 2001. The Chairman entered into a substantially similar note with a certain shareholder, with the Company securing that note with 1,000,000 common shares of the Company which have been issued and are recorded on the accompanying balance sheet as escrow stock. The note to the certain shareholder was further secured by a personal guarantee and personal real property of the Chairman. As of December 31, 2001, the remaining outstanding balance of the loan and accrued interest thereof totaled $148. Upon repayment, 750,000 common shares, valued at $510 (quoted market price), will be returned to the Company and the certain shareholder will retain the remaining 250,000 common shares, valued at $170 (quoted market price). This amount was amortized to interest expense over the period to maturity. In connection with the extension of the maturity date of the note to the Chairman and the note to the certain shareholder, the Company committed to issue to the certain shareholder an additional 250,000 common shares, valued at $225 (quoted market price at date of commitment). Such amount was amortized to interest expense over the period of the extension. The note was fully paid in January 2002.

                   (iii) On December 27, 2001, the Company entered into an agreement with a Strategic Partner with regards to the acquisition of TATRA for $10,904 (see Note 2). As of December 31, 2001, the outstanding balance of borrowings with the Strategic Partner as discussed in Note 2 was $4.8 million due March 1, 2002, and $6.1 million due December 31, 2004. As of December 31, 2001, accrued interest was $11.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                     (iv) In 2000, the Company had an unsecured $500 line of credit from a stockholder with the stated interest rate of 14% per annum. The line of credit originated in 1998 and provided that the principal and interest, at the stockholder's option, could be converted into common stock at $1.00 per share. In connection with the conversion feature, the Company recorded a beneficial conversion of $500 representing the excess of the fair value at the date of issue of the shares the notes were convertible into over the proceeds of the note, which was amortized to interest expense over the period until maturity. Principal and interest were payable on December 3, 1998. In connection with the extension of the maturity date of the note to December 31, 1999, 216,000 common shares (54,000 shares quarterly beginning the 4th quarter of 1998), valued at $466 (quoted market price), were committed to be issued to the stockholder. Such shares were issued during February 2000. On March 2, 2000, the stockholder converted the note, totaling $500 plus accrued interest of $114, at a rate of $1.00 per share into 614,110 common shares. In addition, the Company committed to issuing 15,000 shares monthly beginning April 1999 until such time as a registration statement covering all of these shares has been filed. Shares issued are valued at the beginning of each month at the then market price, totaling $742 recorded as additional financing expense, $277 in 1999, $202 in 2000, $130 in 2001, and
                           $133 during the nine months ended September
                           30, 2002.

                      (v) In 2001, the Company returned an investment of $50 to an investor. In consideration for the temporary use of this investment, the Company issued 10,000 shares valued at $6.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


                     (vi) In addition, the Company had three promissory notes totaling $200 that originated in 1998, 1999 and 2000, with stated interest rates of 14% per annum. During 2000, holders of these notes converted their notes plus accrued interest of $37 into 323,944 shares of common stock valued at $237, which was the quoted market price. One of these notes provided that the principal and interest, at the stockholder's option, could be converted into common stock at $1.00 per share. In connection with the conversion feature, the Company recorded a beneficial conversion of $81 representing the excess of the fair value at the date of issue of the shares the notes were convertible into over the proceeds of the note, which was amortized to interest expense over the period until maturity (December 1998). The remaining two notes were convertible into common stock only upon default and, as a result, no beneficial conversion was recorded for these notes.

                   For the period ended December 31, 2001, interest expense for the notes amounted to $868 including amortization of debt discount.

                   For the period ended December 31, 2000, interest expense for the notes amounted to $482 including amortization of debt discount.

8.  Stockholders'  (a)   Common Stock
    Deficit
                         During the year ended December 31, 2001, the Company sold 1,725,000 common shares to various investors, pursuant to Rule 505, Regulation D, yielding proceeds of $705, net of offering costs.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                         As of December 31, 2001, the Company issued
                         2,448,182 shares of restricted common stock in connection with consulting services to the Company valued at $1,739, which was the quoted market price. In addition, the Company had committed to issuing 159,452, shares of restricted common stock valued at $144, quoted market price, during the year ended December 31, 2001 in connection with consulting services to the Company.

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                   Under the accounting provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                     2001       2000
                   -------------------------------------------------------
                   Net loss:
                       As reported                 $(9,964)   $(1,852)
                       Pro forma                   (10,587)    (1,852)
                       Net loss per share (basic
                        and diluted):
                        As reported                $  (.73)   $  (.19)
                        Pro forma                     (.78)      (.19)
                   =======================================================

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                         The weighted average fair value of options granted was $.68 and $1.13 per option granted for the years ended December 31, 2001 and 2000, respectively.

                         A summary of stock option activity is as follows:

                                                                                           Weighted
                                                                                           average
                                                                Option      Price range    exercise
                                                                shares      per share      price
                         -----------------------------------------------------------------------------
                         Employees
                         Outstanding,
                           December 31, 2000                          -     $        -     $  -
                         Granted                              4,463,069     $.10-$1.00     $.34
                         Exercised                                    -     $        -     $  -
                         Expired                                      -     $        -     $  -
                         Cancelled                                    -     $        -     $  -
                         -----------------------------------------------------------------------------
                         Outstanding,
                           December 31, 2001                  4,463,069     $.10-$1.00     $.34
                         =============================================================================
                         Non-employees
                         Outstanding,
                           January 1, 2000                            -     $        -     $  -
                         Granted                                100,000     $        -     $  -
                         Exercised                              100,000     $        -     $  -
                         Cancelled                                    -     $        -     $  -
                         -----------------------------------------------------------------------------
                         Outstanding,
                           December 31, 2000                           -     $        -     $  -
                         Granted                              2,205,000     $.25-$2.50     $.52
                         Exercised                           (1,400,000)    $ .25-$.50     $.46
                         Expired                               (400,000)    $      .40     $.40
                         Cancelled                                    -     $        -     $  -
                         -----------------------------------------------------------------------------
                         Outstanding,
                           December 31, 2001                    405,000     $.40-$2.50     $.85
                         =============================================================================

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------



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
===========================================================================================================================

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


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

9.  Note           The Company has a note receivable from its Chairman
    Receivable     and its President secured by shares of the Company's
    From           common stock at December 31, 2001, aggregating $100,
    Stockholders   which bears interest at a rate of 9% per annum. The
                   outstanding principal and interest will be due and payable in 2003 or upon the sale of certain shares of common stock, as defined in the agreement.

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                   The reconciliation of the income tax benefit applicable to continuing operations computed at the Federal statutory tax rate to the income tax benefit in the consolidated statement of operations for both the years included December 31, 2001 and 2000 is as follows:


                   --------------------------------------------------------
                   Federal statutory tax benefit                   (34%)
                   Increase in valuation allowance                  34
                   --------------------------------------------------------
                   Income tax benefit in statement of
                     operations                                      -%
                   ========================================================


                   As of December 31, 2001, the net deferred tax asset of the Company consists of the following:

                   --------------------------------------------------------
                   Deferred tax assets:
                     Net operating loss carryforwards           $ 4,516
                     Capital loss carryforwards                      61
                     Temporary book-tax differences
                       (primarily stock-based
                       compensation)                              4,592
                     Valuation allowance                         (9,169)
                   --------------------------------------------------------
                   Net deferred tax asset                       $     -
                   ========================================================


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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------


                   As of December 31, 2001, the net deferred tax asset of TATRA consists of the following:

                   --------------------------------------------------------
                   Deferred tax assets:
                     Nondeductible accruals and allowances
                       for accounts receivable                  $ 12,074
                     Plant and equipment, principally due
                       to differences in depreciation              1,044
                     Net operating loss carryforwards             18,698
                     Investment allowance carried forward            778
                     Other                                          (130)
                   --------------------------------------------------------
                   Total gross deferred tax assets                32,464
                   Less:  Valuation allowance                    (32,464)
                   --------------------------------------------------------
                   Net deferred tax asset                       $      -
                   ========================================================


                   TATRA has net operating loss carryforwards of $60,317 (expiring at various dates through 2008) to offset Czech based future taxable income of TATRA and its subsidiaries.

11. Commitments    (a)   Lease Agreement
    and
    Contingencies        The Company leases its executive office on a
                         month-to-month basis from its Chief Executive
                         Officer. Rent expense under the arrangement amounted to $24 during each of the years ended
                         December 31, 2001 and 2000.

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

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

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

12.  Discontinued  On December 21, 1999, the Board of Directors of the
     Operations    Company authorized the sale of Skobol, a subsidiary
                   of the Company in Bolivia, and on June 30, 2000, the Company sold its shares in Skobol in exchange for a $150 note payable in three installments of $50 plus interest at 6% on June 30, 2001, 2002 and 2003.
                   Accordingly, the results of operations of Skobol, which are included in the accompanying financial statements through the date of sale, are shown as discontinued operations. Through December 31, 2001, no payments were received on the note and the Company has recognized a loss on sale of discontinued subsidiary consisting of the carrying value of the investment of $52.

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

13.  Segment       The Company follows SFAS No. 131, "Disclosures About
     Information   Segments of an Enterprise and Related Information",
                   which establishes standards for reporting and displaying certain information of operating segments.
                   As discussed in Note 2, the Company acquired TATRA, a Czech based corporation, on December 28, 2001. The
                   Company manages and evaluates its Czech operations in four reportable segments: Truck, Service, Energy and Automotive Components. The Truck segment designs, develops and manufactures on and off-road heavy-duty vehicles for commercial and military applications. It also manufactures parts for machinery and vehicles. The Service segment provides transport, catering, accommodation and import services. The Energy segment provides heat

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                   and hot water. The Automotive Components segment designs, develops and manufactures products and components for the automotive industry. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

                   Summarized financial information concerning the Company's Czech based reportable segments is shown in the following table. The following segment information excludes assets of approximately $29 attributable to the Company in the United States.

                   December 31, 2001
                   --------------------------------------------------------------------
                                                                 Automotive
                                    Truck    Service   Energy    Components
                                   segment   segment   segment     segment      Total
                   Total assets    $55,669   $ 1,117   $10,939   $32,056      $99,781
                   ====================================================================


                   2001                                          Long-lived
                                                                   assets
                   ----------------------------------------------------------
                   General information:
                      Czech Republic                               $24,483
                   ==========================================================


14. Subsequent     On February 21 and March 4, 2002, the Company received a
    Events         total of $5,000 as a loan from Terex Corporation
                   ("Terex"), a strategic stockholder of TATRA. The loan bears interest equal to annual PRIBOR plus a commitment fee of 2.5% of the outstanding balance of the loan.
                   Interest and the commitment fee are payable monthly in arrears on the outstanding amount of the loan. The outstanding principal amount, together with all unpaid fees, shall be due and payable on May 19, 2003 or upon earlier termination.

                                                    SDC International, Inc.
                                                           and Subsidiaries

                                 Notes to Consolidated Financial Statements
              (in thousands of US dollars, except share and per share data)
---------------------------------------------------------------------------

                   In February 2002, TATRA, through its
                   wholly-owned subsidiary, TATRA USA, formed a joint venture, American Truck Company ("ATC") with Terex and STV USA. Each party owns a third of the joint venture. ATC was formed to sell trucks, primarily to military organizations within the United States government or its allies under financial programs whereby the foreign government uses the trucks but the United States government pays for the trucks.

                   To date, no sales have been made. TATRA has contributed $50 to TATRA USA as paid-in capital and, in February 2002, committed to lend up to $650 to TATRA USA on a long-term unsecured basis of which approximately $311 has been drawn. TATRA USA has, in turn, loaned $650 to the joint venture and has paid approximately $50 in legal expenses for the formation and contractual agreements between TATRA, TATRA USA, Terex, STV USA and ATC.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                               CONSOLIDATED FINANCIAL STATEMENTS
                                 AS OF DECEMBER 28, 2001 AND FOR THE YEARS ENDED
                                         DECEMBER 28, 2001 AND DECEMBER 31, 2000

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

================================================================================
                                               CONSOLIDATED FINANCIAL STATEMENTS
                                 AS OF DECEMBER 28, 2001 AND FOR THE YEARS ENDED
                                         DECEMBER 28, 2001 AND DECEMBER 31, 2000

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                                                        CONTENTS

================================================================================

INDEPENDENT AUDITORS' REPORT                                              F-45

CONSOLIDATED FINANCIAL STATEMENTS:
   Balance sheet                                                          F-46
   Statements of operations                                               F-47
   Statements of stockholders' equity (deficit)                           F-48
   Statements of cash flows                                               F-49
   Notes to consolidated financial statements                          F-50-F-74

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

August 9, 2002

    /s/BDO CS s.r.o.

BDO CS s.r.o.
Prague, Czech Republic

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
                                                    (IN THOUSANDS OF US DOLLARS)

===================================================================================

December 28, 2001
-----------------------------------------------------------------------------------
ASSETS
CURRENT:
   Cash and cash equivalents                                              $   3,634
   Trade accounts receivable, net of allowance for
     doubtful accounts of $6,553 (Note 5)                                    20,181
   Inventories (Note 2)                                                      38,774
   Amounts due from affiliated companies (Note 12)                            4,094
   Other current assets                                                       5,415
-----------------------------------------------------------------------------------
        TOTAL CURRENT ASSETS                                                 72,098
PROPERTY, PLANT AND EQUIPMENT, NET (NOTES 3, 5 AND 11)                       68,531
INVESTMENTS IN AFFILIATED COMPANIES                                           1,035
OTHER ASSETS                                                                  2,165
-----------------------------------------------------------------------------------
                                                                          $ 143,829
===================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Notes payable to banks (Note 5)                                        $  15,274
   Current installments of obligations under capital leases (Note 4)            351
   Trade accounts payable                                                    24,243
   Amounts due to affiliated companies (Note12)                                 740
   Accrued compensation and related liabilities                               2,619
   Current portion of contractual obligation (Note 9)                         9,089
   Accrued expenses                                                           8,130
   Other current liabilities                                                 10,260
-----------------------------------------------------------------------------------
        TOTAL CURRENT LIABILITIES                                            70,706
CONTRACTUAL OBLIGATION, EXCLUDING CURRENT PORTION (NOTE 9)                    7,803
OTHER LIABILITIES (NOTE 10)                                                   2,675
OBLIGATIONS UNDER CAPITAL LEASES, NET OF CURRENT INSTALLMENTS (NOTE 4)          365
-----------------------------------------------------------------------------------
        TOTAL LIABILITIES                                                    81,549
-----------------------------------------------------------------------------------
COMMITMENTS (NOTES 4, 9 AND 10)
MINORITY INTEREST                                                               328
-----------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (NOTE 6):
   Common stock, 20,697,526 shares authorized, issued and outstanding        58,605
   Additional paid-in capital                                               204,082
   Accumulated deficit                                                     (212,467)
   Accumulated other comprehensive income                                    11,732
-----------------------------------------------------------------------------------
        TOTAL STOCKHOLDERS' EQUITY                                           61,952
-----------------------------------------------------------------------------------
                                                                          $ 143,829
===================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (IN THOUSANDS OF US DOLLARS)

============================================================================================
                                                        PERIOD FROM
                                                     JANUARY 1, 2001 TO      Year ended
                                                      DECEMBER 28, 2001   December 31, 2000
-------------------------------------------------------------------------------------------
REVENUE                                                   $ 152,130           $ 147,434
COST OF REVENUE                                             116,641             113,332
-------------------------------------------------------------------------------------------
        GROSS PROFIT                                         35,489              34,102
SELLING, GENERAL AND ADMINISTRATIVE (NOTE 11)                24,145              25,889
ENGINEERING                                                   4,780               4,499
-------------------------------------------------------------------------------------------
        OPERATING INCOME                                      6,564               3,714
OTHER INCOME (EXPENSE):
   Equity in income (loss) of affiliates                         (2)                222
   Gain on disposal of subsidiaries                              --               1,343
   Foreign exchange gains/(losses)                              689                (725)
   Minority interest in (income) loss
     of consolidated subsidiaries                               173                  (4)
   Interest income                                               33                 180
   Interest expense                                          (1,174)             (1,231)
   Other                                                       (420)              1,522
-------------------------------------------------------------------------------------------
        INCOME BEFORE PROVISION FOR INCOME TAXES              5,863               5,021
PROVISION FOR INCOME TAXES (NOTE 8)                              28                  61
-------------------------------------------------------------------------------------------
NET INCOME                                                $   5,835           $   4,960
============================================================================================
EARNINGS PER SHARE - BASIC                                $     .28           $     .37
============================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING                          20,698              13,447
============================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

=================================================================================================================================

Period from January 1, 2001 to December 28, 2001 and year ended December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
                                                                        Accumulated                     Total
                              Common stock, par value     Additional       other                     stockholders'
                              ------------------------      paid-in    comprehensive   Accumulated      equity      Comprehensive
                                 Shares        Amount       capital        income        deficit       (deficit)       income
---------------------------------------------------------------------------------------------------------------------------------
BALANCE, JANUARY 1, 2000        4,418,055    $  38,724     $116,172       $ 6,193       $(223,262)    $ (62,173)
Issuance of shares for
   extinguishment of debt
   (Note 7)                    16,279,471      107,791           --            --              --       107,791
Comprehensive income:
   Translation adjustment              --           --           --         2,958              --         2,958       $2,958
   Net income for the year             --           --           --            --           4,960         4,960        4,960
                                                                                                                      ------
TOTAL COMPREHENSIVE INCOME                                                                                            $7,918
---------------------------------------------------------------------------------------------------------------       ======
BALANCE, DECEMBER 31, 2000     20,697,526      146,515      116,172         9,151        (218,302)       53,536
Change in par value                    --      (87,910)      87,910            --              --            --
Comprehensive income:
   Translation adjustment              --           --           --         2,581              --         2,581       $2,581
   Net income for the year             --           --           --            --           5,835         5,835        5,835
                                                                                                                      ------
TOTAL COMPREHENSIVE INCOME                                                                                            $8,416
---------------------------------------------------------------------------------------------------------------       ======
BALANCE, DECEMBER 28, 2001     20,697,526    $  58,605     $204,082       $11,732       $(212,467)    $  61,952
============================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS OF US DOLLARS)

==================================================================================================================

                                                                                PERIOD FROM
                                                                            JANUARY 1, 2001 TO      Year ended
                                                                             DECEMBER 28, 2001   December 31, 2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $ 5,835           $   4,960
   Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                               6,830               6,422
        Gain on sale of property and equipment                                     (1,102)               (799)
        Bad debt expense                                                               --                 193
        Write down of inventory                                                       332                 272
        Equity in income of affiliates                                                  2                (222)
        Gain on disposal of subsidiaries                                               --              (1,343)
        Minority interest in (income) loss of consolidated subsidiaries              (173)                  4
        Assets write-down                                                           1,191                  50
        Gain on sale of investment in affiliates                                     (300)                 --
        Changes in operating assets and liabilities:
           Trade accounts receivable                                               (6,361)             13,464
           Inventories                                                             (4,024)             (2,814)
           Amounts due to and from affiliated companies                            (1,062)             (2,537)
           Other current and noncurrent assets                                       (428)             (2,406)
           Trade accounts payable                                                   5,162              (1,848)
           Other liabilities and accruals                                          (3,116)             (5,142)
------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,786               8,254
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of investments in affiliated companies                                        745                  --
   Proceeds from sale of equipment                                                  1,641               1,633
   Affiliates' investments                                                            780               1,393
   Purchases of property and equipment                                             (7,254)             (7,848)
------------------------------------------------------------------------------------------------------------------
                   NET CASH USED IN INVESTING ACTIVITIES                           (4,088)             (4,822)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (repayments) of notes payable                                           1,957              (2,026)
   Proceeds from minority interest                                                    395                  --
   Repayments of financial lease obligations                                         (355)                 --
------------------------------------------------------------------------------------------------------------------
                   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,997              (2,026)
------------------------------------------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                             695               1,406
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               155                 (40)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      2,784               1,418
------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $ 3,634           $   2,784
==================================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest                                                         $   872           $     972
   Cash paid for income taxes                                                         209                 473
   Property and equipment acquired under capital leases                               411                 781
   Common stock issued for debt extinguishment                                         --             107,791
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

1. SUMMARY OF     (a) Description of Business
   SIGNIFICANT
   ACCOUNTING         TATRA, a.s. (the "Company") is a joint stock company
                      located in Koprivnice, Czech Republic. The Company is a manufacturer of on-and off-road heavy-duty vehicles for commercial and military applications. The Company also manufactures parts for heavy-duty machinery and vehicles.
                      In addition, the Company provides heat and hot water to commercial and residential properties.

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

================================================================================

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

                  (d) Earning Per Share

                      The average number of basic shares outstanding for years 2001 and 2000 includes only the weighted average number of common shares outstanding for each year. The Company has not issued any options or warrants.

                  (e) Foreign Currency

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

================================================================================

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

                  (f) Use of Estimates

                      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                  (g) Cash Equivalents

                      Cash equivalents at December 28, 2001 amounted to $3,634 and consist of money market funds and certificates of deposits. For purposes of the consolidated statements of cash flows, the Company considers all investments with an original maturity of three months or less on their acquisition date to be cash equivalents.

                  (h) Inventories

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

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  (i) Financial Instruments and Concentration of Credit Risk

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

                  (j) Property, Plant and Equipment

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

================================================================================

                      Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Plant and equipment held under capital leases are amortized straight line over the estimated useful life of the asset. Land is not depreciated. Expected useful lives of major classes of depreciable assets are as follows:

                      ----------------------------------------------------------
                      Buildings                                      30-50 years
                      Machinery and equipment                         4-15 years
                      Motor vehicles                                  4-15 years
                      Other assets                                       8 years
                      ==========================================================

                  (k) Revenue Recognition

                      The Company's revenues consist of heavy-duty vehicles, parts for heavy-duty vehicles, automobiles, machinery, heat and hot water, and revenue generated from operating a hotel.

                      The Company recognizes product revenue when it is realized or realizable and earned, that occurs after the following events: the receipt of a non-cancelable purchase order or signing of a binding contract; shipment of the product and acceptance by the customer; transfer of title and risk of loss; the sales price is fixed or determinable, and collection of sales price is reasonably assured.

                      Occasionally, the Company enters into long-term contracts with multiple element deliverables. In accordance with provisions of Statement of Position 81-1, the Company follows the units-of-delivery method of accounting for these contracts. These methods recognizes, as revenue, the contract price of the units delivered during a period and, as the cost of earned revenue, the costs allocable to the delivered units.

                      Revenue from heat and hot water is recognized when delivered. Revenue generated from providing hotel services is recognized when services are provided.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  (l) Cost of Sales and Warranty Costs

                      Cost of sales consists primarily of costs of products sold. The Company provides for the estimated costs that may be incurred under product warranties when related revenue is recognized. Related expense is included in cost of sales.

                      The warranty accrual is estimated and booked quarterly. The calculation is based on prior quarters' warranty claims, average cost to repair the warranty claims, and the number of trucks sold that has a valid warranty outstanding. The Company's warranty period is typically 12 or 18 months, dependent on a product type, from the date of sale to the customer. Warranty claims or returns after this period are not permitted. At December 28, 2001, the warranty accrual was $940.

                  (m) Shipping and Handling Costs

                      Shipping and handling costs billed to customers are included in sales. Shipping costs associated with shipping goods to customers are included in selling, general and administrative expenses and totaled $2,021 and $2,385 in the period from January 1, 2001 to December 28, 2001 and fiscal year 2000, respectively.

                  (n) Research and Development and Advertising

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

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  (o) Comprehensive Income

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

                  (p) Income Taxes

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

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  (q) Impairment of Long-Lived Assets and Long-Lived
                      Assets to be Disposed Of

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

                  (r) Recent Accounting Pronouncements

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

================================================================================

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

================================================================================

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

================================================================================

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

2. INVENTORIES    At December 28, 2001 inventories consisted of the following:

                  --------------------------------------------------------------
                  Raw materials                                          $17,820
                  Work-in-progress                                        11,409
                  Finished goods                                           9,855
                  Merchandise                                                 38
                  --------------------------------------------------------------
                                                                          39,122
                  Write-down of inventory                                    348
                  --------------------------------------------------------------
                  Inventories, net                                       $38,774
                  ==============================================================

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

3. PROPERTY,      At December 28, 2001, property, plant and equipment consisted
   PLANT          of the following:
   AND
   EQUIPMENT      --------------------------------------------------------------
                  Land                                                 $  2,683
                  Buildings                                              75,649
                  Machinery and equipment                               126,446
                  Motor vehicles                                          1,033
                  Other assets                                            3,048
                  Construction-in-progress                                3,160
                  --------------------------------------------------------------
                                                                        212,019
                  Accumulated depreciation and amortization            (143,488)
                  --------------------------------------------------------------
                  Property, plant and equipment, net                   $ 68,531
                  ==============================================================

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

================================================================================

                  Future minimum lease payments under capital leases and noncancellable operating leases as of December 28, 2001 are:

                                                                       Operating
                  Year ending December 31,            Capital leases     leases
                  --------------------------------------------------------------
                  2002                                     $ 392        $  838
                  2003                                       232           739
                  2004                                        78           725
                  2005                                        46           684
                  2006                                        21           684
                  Later years, through 2009                   56            --
                  --------------------------------------------------------------
                  Total minimum lease payments               825        $3,670
                                                                        ======
                  Less amount representing interest         (109)
                                                           -------------------
                  Present value of net minimum capital       716
                    lease payments
                  Less current installments of
                    obligations under capital leases        (351)
                                                           -------------------
                  Obligations under capital leases,        $ 365
                    excluding current installments
                  ==============================================================

5. NOTES PAYABLE  In 1999, the Company obtained two revolving loans from a
   TO BANKS government-owned bank. Both loans bear interest at the Prague Interbank Offered Rate ("PRIBOR") plus 2.7%. At December 28, 2001, PRIBOR was at 4.69%. All loans may become due and payable immediately at the option of the lenders upon the occurrence of the following events: the Company fails to make their scheduled payment on the due date or three days after the due date; the Company becomes insolvent or a bankruptcy, liquidation or similar proceeding is commenced; substantial change in the legal standing of the Company, including break-up or substantial asset divestiture or substantial change in ownership (at least 40%) of the Company; the Company defaults in performance of any other agreement between the Company and the bank or a third party in an amount in excess of CZK 5,000,000

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  (approximately US$138,400); if there is a material adverse change in the assets, operating or financial conditions of the client which, in the opinion of the bank, may affect the ability of the Company to fulfill its obligation to the bank, and if the Company's guarantee has a decrease in value or expires, the Company has 10 calendar days to replace the guarantee after which the loan is payable immediately plus a penalty of CZK 2,000,000 (approximately US$55,400). As at December 28, 2001 the outstanding balance of the loans and accrued interest thereof totaled $11,328. The loans are pledged on the Company's land, buildings and receivables. In January 2002, the Company refinanced these loans with a new loan obtained from a commercial bank, which was obtained on similar terms.

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

6. STOCKHOLDERS'  (a) Share Capital
   EQUITY
                      On June 12, 2000, the Company issued 16,279,471 shares as consideration for extinguishment of debt at CZK 250 per share (Note 7).

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

================================================================================

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

7. DEBT           On June 12, 2000, the Company issued 16,279,471 common stock
   RESTRUCTURING  shares in full satisfaction for its outstanding loans. The loans originated in years from 1993 to 1997 and were received from government-owned banks. The loans were not convertible.
                  In July 2000, KRAS, a.s., a joint stock company owned by the Company's major stockholder, Konsolidacni Banka Praha, acquired the loans from the Company's creditors and extinguished them in exchange for the common stock shares.

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

================================================================================

8. INCOME TAXES   Income tax expense for the periods indicated consisted of the following:

                                                   PERIOD FROM
                                                    JANUARY 1,
                                                      2001 TO       Year ended
                                                    DECEMBER 28,    December 31,
                                                        2001           2000
                  --------------------------------------------------------------
                  Current                                 $28           $61
                  ==============================================================

                  Income tax expense differs from income taxes computed at the Czech corporate tax rate as follows:

                                                            2001          2000
                  --------------------------------------------------------------
                  Computed "expected" tax expense        $ 1,818       $ 1,557
                  Increase (reduction) in income
                    taxes resulting from:
                        Change in valuation
                          allowance                       (9,875)       (2,305)
                        Investment allowance not
                          reflected in financial
                          statements                          --            (3)
                        Expiration of tax losses
                          carried forward                  6,842            --
                        Nondeductible expenses:
                          Entertainment and meals             98            89
                          Shrinkage and other losses         704           170
                          Fines and penalties                164           463
                          Other                               25            49
                  Other                                      252            41
                  --------------------------------------------------------------
                                                         $    28       $    61
                  ==============================================================

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                     DECEMBER 28,   December 31,
                                                         2001           2000
                  --------------------------------------------------------------
                  Deferred tax assets:
                     Nondeductible accruals and
                        allowances for accounts
                        receivable                     $ 12,074        $ 15,151
                     Plant and equipment,
                     principally due to
                     differences in depreciation          1,044              54
                     Net operating loss
                        carryforwards                    18,698          26,030
                     Investment allowance
                        carried forward                     778             626
                     Other                                 (130)            478
                  --------------------------------------------------------------
                  Total gross deferred tax assets        32,464          42,339
                  Less:  Valuation allowance            (32,464)        (42,339)
                  --------------------------------------------------------------
                  Net deferred tax asset               $     --        $     --
                  ==============================================================

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

================================================================================

                  available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

                  At December 28, 2001, the Company has the following net operating loss carryforwards for corporate income tax purposes:


                  Year of expiration                                      Amount
                  --------------------------------------------------------------
                  2002                                                   $   834
                  2003                                                    19,672
                  2004                                                       618
                  2005                                                    13,309
                  2006                                                    22,220
                  2007                                                     1,299
                  2008                                                     2,365
                  --------------------------------------------------------------
                                                                         $60,317
                  ==============================================================

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

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

9. CONTRACTUAL    In 1996, the Company entered into a sales contract with
   OBLIGATION     General Headquarters - U.A.E. ARMED FORCED, ABU DHABI, United
                  Arab Emirates ("UAE" or the "customer") for sale of heavy-duty vehicles and spare parts. The contract included an unconditional bank guarantee of 10% of the contract value to be valid until 3 months after date of the final acceptance certificate of the last partial delivery. Thereafter, the guarantee should be reduced to 5% of the contract value and will stay valid for 12 months from the last partial delivery.

                  After the last delivery made by the Company, UAE issued a final acceptance certificate on March 6, 2000, and 3 months later the bank guarantee was reduced by the initial 5%. However, UAE issued an adverse statement that the initial final acceptance certificate was not issued for the last, but the 6th delivery only. UAE communicated that they did not consider the 6th delivery to be the final delivery. The Company is in dispute with the customer regarding this issue. While the Company believes that the final delivery was completed by delivery of all trucks and spare parts, the customer argues that final delivery would be completed by:

                  o Delivery of complete documentation for 4th line of service and repair

                  o   Completion of the practical training on 4th line devices

                  o   Delivery of 4th line devices

                  o   Completion of contracted guarantee repairs

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

================================================================================

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

                  As of December 28, 2001, no other such contracts existed.


10. COMMITMENTS   Executive Compensation

                  The Company entered into employment agreements with two key executives. The employment agreements provide for minimum aggregate annual base salaries of $365 plus bonuses of $91 and other perquisites commonly found in such agreements. The employment agreements expire on December 31, 2003.


11. ASSETS        During 2001, the Company adopted a plan to dispose of a
    WRITE-DOWN    non-production building. The carrying amount of the building was $886 and its fair value less cost to sell was $171.
                  Accordingly, the Company recognized an impairment charge in the amount of $715 included in selling, general and administrative expenses. At December 28, 2001, the building is presented at fair value less cost to sell and included in the balance of property, plant and equipment. Subsequent to December 28, 2001, the Company entered into an agreement to sell the building to a third party. There was no significant gain or loss on the sale transaction.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

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

12. RELATED       Transactions with related parties consist primarily of sales
    PARTY         and purchase transactions with unconsolidated affiliates.
    TRANSACTIONS
                  o   For the period ended December 28, 2001, and at December
                      31, 2000, sales to these affiliates were $7,914 and $3,604, respectively. As of December 28, 2001, the amount due from these affiliates was $4,094.

                  o For the period ended December 28, 2001 and at December 31, 2000, purchases from these affiliates were $2,635 and $3,730, respectively. As of December 28, 2001, the Company owed these affiliates $740.

                  o At December 31, 2000, the Company had a loan receivable of approximately $1,800 from an affiliate who is in bankruptcy proceedings. Accordingly, the loan was fully reserved.

                  o Prior to 2000, the Company was delinquent on their payments of Social Security and health care fees to the Czech government and, accordingly, was assessed interest and penalties. In 2000, the Company become current on all outstanding amounts and, through negotiations, the government waived the interest and penalties. Accordingly, the Company included the waived interest and penalties of approximately $1,500 in other income (expense).

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

13. SEGMENT       The Company follows SFAS No. 131, "Disclosures About Segments
    INFORMATION   of an Enterprise and Related Information", which establishes standards for reporting and displaying certain information of operating segments. The Company manages and evaluates its operations in four reportable segments: Truck, Service, Energy and Automotive Components. The Truck segment designs, develops and manufactures on and off-road heavy-duty vehicles for commercial and military applications. It also manufactures parts for machinery and vehicles. The Service segment provides transport, catering, accommodation and import services. The
                  Energy segment provides heat and hot water. The Automotive
                  Components segment designs, develops and manufactures products and components for the automotive industry. The operating segments are managed separately because each offers different products and serves different markets. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based upon operating earnings before interest and income taxes.

                  The Company had one customer (Venus Projects Ltd. (India)) which accounted for approximately 15% and 21% of revenue and another customer (Surgutneftegas (Russia)) accounted for 16% and 19% of revenue at December 31, 2001 and 2000, respectively.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  Summarized financial information concerning the Company's reportable segments is shown in the following table:

                  DECEMBER 28, 2001
                  ------------------------------------------------------------------------------
                                                                           Automotive
                                       Truck      Service      Energy     Components
                                      segment     segment      segment      segment     Total
                  ------------------------------------------------------------------------------
                  Gross revenue      $121,976     $ 7,549     $ 15,520     $ 48,086    $193,131
                  Inter-segment
                    revenue            (5,294)     (5,687)     (12,319)     (17,701)    (41,001)
                  ------------------------------------------------------------------------------
                  Third party         116,682       1,862        3,201       30,385     152,130
                     revenue
                  Operating
                     income             3,453         258          773        2,080       6,564
                  Total assets         99,717       1,117       10,939       32,056     143,829
                  Depreciation
                    and
                    amortization        5,296         147          432          955       6,830
                  Capital
                    expenditures        5,412         282          133        1,427       7,254
                  ==============================================================================

                  DECEMBER 28, 2000
                  ------------------------------------------------------------------------------
                                                                           Automotive
                                       Truck      Service      Energy     Components
                                      segment     segment      segment      segment     Total
                  ------------------------------------------------------------------------------

                  Gross revenue      $116,924     $11,874     $ 13,605     $ 44,632    $187,035
                  Inter-segment
                    revenue            (5,414)     (7,616)     (10,884)     (15,687)    (39,601)
                  ------------------------------------------------------------------------------
                  Third party         111,510       4,258        2,721       28,945     147,434
                    revenue
                  Operating
                    income
                    (loss)              2,874      (1,244)         255        1,829       3,714
                  Total assets         92,217       1,347        9,116       25,062     127,742
                  Depreciation
                    and
                    amortization        4,841         105          527          949       6,422
                  Capital
                    expenditures        5,519         204          119        2,006       7,848
                  ==============================================================================

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                                                    2001                  2000
                                           -----------------------    ----------
                                                        Long-lived
                                           Revenue(a)     assets      Revenue(a)
                  --------------------------------------------------------------
                  General information:
                     Czech Republic        $  39,600      $68,531      $  36,244
                     India                    28,730            -         29,551
                     Russia                   44,723            -         42,524
                     Slovakia                 12,249            -         11,725
                     Other foreign
                       countries              26,828            -         27,390
                  --------------------------------------------------------------
                  Total revenue             $152,130      $68,531       $147,434
                  ==============================================================

                  --------------
                  (a) Revenues are attributed to countries based on the location of the customer.

14. SALE OF       On December 28, 2001, SDC International, Inc. and its wholly-
    COMPANY       owned subsidiary, SDC Prague, s.r.o. (collectively "SDC")
                  acquired a 91.61% interest in share capital of the Company from the Czech Government's Consolidation Agency. The purchase consideration consisted of $10,904 in cash, excluding transaction costs. SDC also committed to refinance the Company's bank debt of approximately $11,000, and to invest financial capital in the amount of $11,780 within twelve months following the date of the acquisition. On February 15, 2002, SDC sold 40.61% of the acquired shares to Terex
                  Corporation, a strategic shareholder of SDC. As a result of this sale, a loss was recognized to the extent that 40.61% of TATRA's net assets exceeded the purchase price of $4.8 million. The remaining shares of the Company, 8.39%, are held by third parties domiciled in the Czech Republic.

15. SUBSEQUENT    On February 21 and March 4, 2002, the Company received a total
    EVENTS        of $5,000 as a loan from Terex Corporation, a strategic
                  partner. The loan bears interest equal to annual PRIBOR plus a commitment fee of 2.5% of the outstanding balance of the loan.
                  Interest and the commitment fee are payable monthly in arrears on the outstanding amount of the loan. The outstanding principal amount, together with all unpaid fees, shall be due and payable on May 19, 2003 or upon earlier termination.

                                                                     TATRA, A.S.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS OF US DOLLARS EXCEPT SHARE AND PER SHARE DATA)

================================================================================

                  In February 2002, TATRA through its wholly-owned subsidiary, TATRA USA, formed a jointed venture, American Truck Company ("ATC") with Terex Corporation and STV USA. Each party owns a third of the joint venture. ATC was formed to sell trucks, primarily to military organizations within the United States government or its allies under financial programs whereby the foreign government uses the trucks but the United States government pays for the trucks.

                  To date, no sales have been made. TATRA has contributed $50 to TATRA USA as paid-in capital, and in February 2002, committed to lend up to $650 to TATRA USA on a long-term unsecured basis of which approximately $311 has been drawn. TATRA USA has, in turn, loaned $650 to the joint venture and has paid approximately $50 in legal expenses for the formation and contractual agreements between TATRA, TATRA USA, Terex Corporation, STV USA and ATC.

                          SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SDC INTERNATIONAL, INC.
                               (Registrant)

Date:  May 29, 2003            By: /s/Ronald A. Adams
                                  -------------------------------
                                  Ronald A. Adams
                                  Chief Executive Officer



Date:  May 30, 2003            By: /s/Thomas B. Walker
                                  -------------------------------
                                  Thomas B. Walker
                                  Chief Financial Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Capacity                          Date
---------                     --------                          ----

/s/Ronald A. Adams
-------------------------
Ronald A. Adams               Chairman of the Board, Chief
                              Executive Officer, and Director   May 29, 2003


-------------------------
Milota K. Srkal               President, Chief Operating
                              Officer and Director              May __, 2003

/s/Henry S. Green, Jr.
-------------------------
Henry S. Green, Jr.           Director                          May 30, 2003


/s/Gen. Alexander M. Haig
-------------------------     Director                          June 4, 2003
General Alexander M. Haig, Jr.


/s/Zachary K. Shipley
-------------------------
Zachary K. Shipley            Director                          May 31, 2003


                         CERTIFICATIONS

I, Ronald A. Adams, certify that:

1.  I   have  reviewed  this  annual  report  on  Form 10-KSB, as
    amended, of SDC International, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other certifying  officer   and   I   are
     responsible   for  establishing  and maintaining  disclosure
     controls  and  procedures  (as defined in Exchange Act Rules
     13a-14  and  15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)   Evaluated   the  effectiveness  of  the   registrant's
           disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
           (the "Evaluation Date"); and

     (c)   Presented in  this annual report our conclusions about
           the  effectiveness  of  the  disclosure  controls  and
           procedures   based   on   our  evaluation  as  of  the
           Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)   Any  fraud, whether  or  not  material,  that involves
           management   or    other   employees    who   have   a
           significant  role   in   the   registrant's   internal
           controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly a ffect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date : May 29, 2003               By: /s/Ronald A. Adams
                                     ----------------------------
                                     Ronald A. Adams
                                     Chief Executive Officer

                         CERTIFICATIONS

I, Thomas B. Walker, certify that:

1.  I   have  reviewed  this  annual  report  on  Form 10-KSB, as
    amended, of SDC International, Inc. (the "registrant");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other certifying  officer   and   I   are
     responsible   for  establishing  and maintaining  disclosure
     controls  and  procedures  (as defined in Exchange Act Rules
     13a-14  and  15d-14) for the registrant and we have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)   Evaluated   the  effectiveness  of  the   registrant's
           disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report
           (the "Evaluation Date"); and

     (c)   Presented in  this annual report our conclusions about
           the  effectiveness  of  the  disclosure  controls  and
           procedures   based   on   our  evaluation  as  of  the
           Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)   Any  fraud, whether  or  not  material,  that involves
           management   or    other   employees    who   have   a
           significant  role   in   the   registrant's   internal
           controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly a ffect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 30, 2003                  By: /s/Thomas B. Walker
                                       ---------------------------
                                       Thomas B. Walker
                                       Chief Financial Officer

                           EXHIBIT INDEX

Exhibit No.   Description                                     Location
-----------   -----------                                     --------
    3.1       Amended and Restated Certificate of             Incorporated by reference to
              Incorporation of SDC                            exhibit to SDC's Form S-8 dated
                                                              December 28, 2000 (No. 333-52882)

    3.2       By-laws of SDC                                  Incorporated by reference to
                                                              exhibit to SDC's Form 10-SB dated
                                                              January 8, 1996

   10.1       Shareholder Agreement by, between and           Incorporated by reference to
              among SKODA Diesel, a.s., Worth Capital         exhibit to SDC's Form 10-SB dated
              Group, Inc. and Double Seal Ring Company,       January 8, 1996
              Inc. dated as of April 21, 1994


   10.2       Exclusive Agency Agreement by and between       Incorporated by reference to
              SKODA Diesel, a.s. and SDC dated as of          exhibit to SDC's Form 10-SB dated
              April 21, 1994                                  January 8, 1996

   10.3       Bill of Sale and Transfer by and between        Incorporated by reference to
              SKODA Diesel, a.s. and SDC dated as of          exhibit to SDC's Form 10-SB dated
              November 29, 1994                               January 8, 1996

   10.4       Expert's Opinion on the technical state         Incorporated by reference to
              and the evaluation of the production            exhibit to SDC's Form 10-SB dated
              equipment for SDC dated April 1995              January 8, 1996

   10.5       Agreement to Merge Golden Grove Business,       Incorporated by reference to
              Inc. into SDC dated as of January 31, 1997      exhibit to SDC's Form 10-KSB for
                                                              the year ended August 31, 1997

   10.6       Exclusive Agency Agreement by and between       Incorporated by reference to
              Metall Kraft and SDC dated as of August 21,     exhibit to SDC's Form 10-KSB for
              1997                                            the year ended August 31, 1997

   10.7       Purchase and Sale Agreement by and between      Incorporated by reference to
              SDC and Motokov International, Joint Stock      exhibit to SDC's Form 10-KSB for
              Company dated as of November 18, 1997           the year ended August 31, 1997

   10.8       Executive Employment Agreement between SDC      *
              and Ronald A. Adams dated as of October
              1, 2001

   10.9       Executive Employment Agreement between SDC      *
              and Milota K. Srkal dated as of October 1,
              2001

   10.10      Strategic Advisor Agreement between SDC         Filed herewith
              and General Alexander M. Haig, Jr. dated
              May 14, 1999

   10.11      Letter Agreement between SDC and General        Filed herewith
              Alexander M. Haig, Jr. dated September 9,
              2001

   10.12      Joint Venture Agreement between Tatra a.s.      Filed herewith
              and Venus Udyog (India) Limited dated April
              4, 1997



   10.13      Form of Letter of Subordination from SDC to     Filed herewith
              ABN AMRO Bank N.V. dated February 2003

   10.14      Management Consulting Agreement between         Filed herewith
              Tatra, a.s. and Terex Corporation dated
              December 31, 2002

   10.15      Stock Purchase Agreement between SDC, SDC       Filed herewith
              Prague s.r.o. and Terex Corporation dated
              December 27, 2001

   10.16      Loan Agreement between SDC and Terex            Filed herewith
              Corporation dated December 27, 2001

   10.17      Modification and Amendment No. 1 to Loan        Filed herewith
              Agreement between Terex Corporation, Tatra
              a.s., SDC, and SDC Prague s.r.o. dated
              February 20, 2002

   16.1       Letter from KPMG Ceska republika, s.r.o.        Incorporated by reference to
              to the Securities and Exchange Commission       exhibit to SDC's Form 8-K/A filed
              dated May 17, 2002                              on May 21, 2002

   21.1       Subsidiaries of the registrant                  Filed herewith

   99.1       Certification of CEO pursuant to Section        Filed herewith
              906 of the Sarbanes-Oxley Act of 2002

   99.2       Certification of CFO pursuant to Section        Filed herewith
              906 of the Sarbanes-Oxley Act of 2002

------------------------------

*  Previously filed.
